Form 10-Q
period 2008-08-31
Real Value Estates Inc
filed 2008-11-03
CIK 1435936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 333-153846


                            REAL VALUE ESTATES, INC.
             (Exact name of registrant as specified in its charter)


            Nevada                                               26-1616719
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


   3/11 Trumpeldor St., Holon, Israel                              58271
(Address of principal executive offices)                         (Zip Code)

                          Telephone: +972 (54) 779-1657
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 6,380,200 shares of common stock, $0.0001 par value per share, outstanding on October 20, 2008.

                            REAL VALUE ESTATES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE PERIOD ENDING AUGUST 31, 2008

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)...................................  3

     Balance Sheet.........................................................  3

     Statements of Operations..............................................  4

     Statements of Cash Flows..............................................  5

     Statements of Stockholders' Equity....................................  6

     Notes to Financial Statements.........................................  7

Item 2: Management's Discussion and Analysis Or Plan of Operation..........  9

Item 3: Quantitative and Qualitative Disclosures about Market Risk......... 10

Item 4: Controls and Procedures............................................ 10

                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings ................................................. 12

Item 2: Changes in Securities and Use of Proceeds ......................... 12

Item 3: Defaults Upon Senior Securities ................................... 12

Item 4: Submission of Matters to a Vote of Security Holders ............... 12

Item 5: Other Information ................................................. 12

Item 6: Exhibits .......................................................... 12

Signatures................................................................. 13


References in this Form 10-Q to "we", "us", "our", the "Company" and "Real Value" refers to Real Value Estates, Inc. unless otherwise noted.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                           August 31,           May 31,
                                                                              2008               2008
                                                                            --------           --------
                                                                           (unaudited)
ASSETS

Current Assets
  Cash                                                                      $ 54,762           $ 60,123
                                                                            --------           --------

      Total Current Assets                                                  $ 54,762           $ 60,123
                                                                            ========           ========

Total Assets                                                                $ 54,762           $ 60,123
                                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                                          $     --           $     --

      Total Current Liabilities                                                   --                 --

Stockholders' Equity
  Preferred Stock, authorized 50,000,000 shares, par value $0.0001
  Common Stock, authorized 100,000,000 shares, par value $0.0001
   issued and outstanding on August 31, 2008 is 6,380,200                         638                638
  Paid in Capital                                                             59,570             59,570
  Deficit Accumulated During the
  Development Stage                                                           (5,446)               (85)
                                                                            --------           --------

      Total Stockholders' Equity                                              54,762             60,123
                                                                            --------           --------

Total Liabilities and Stockholders' Equity                                  $ 54,762           $ 60,123
                                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           Three Months       December 20, 2007
                                              Ended            (Inception) To
                                            August 31,           August 31,
                                               2008                 2008
                                            ----------           ----------
Revenue                                     $       --           $       --

Expenses
  General and Administrative (Note 5)              361                  446
  Professional Fees                              5,000                5,000
                                            ----------           ----------

Loss before income taxes                         5,361                5,446
                                            ----------           ----------
Provision for Income Taxes                          --                   --
                                            ----------           ----------

Net (Loss)                                  $   (5,361)          $   (5,446)
                                            ==========           ==========

Basic and Diluted
  (Loss) per Common Shares                           a                    a
                                            ----------           ----------

Weighted Average Number of Common Shares     5,516,517            5,516,517
                                            ----------           ----------

----------
a = Less than ($0.01) per share

   The accompanying notes are an integral part of these financial statements.

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                          Common Stock
                                       -------------------      Paid in    Accumulated     Total
                                       Shares       Amount      Capital      Deficit       Equity
                                       ------       ------      -------      -------       ------
INCEPTION DECEMBER 20, 2007                 --      $   --     $     --      $    --      $     --

Common stock issued to Directors     5,000,000         500        4,500                      5,000
 for cash December 20, 2007
 at 0.001 per share

Private placement closed on
 March 31 @ 0.04 per share           1,380,200         138       55,070                     55,208

Net (Loss)                                                                       (85)          (85)
                                    ----------      ------     --------      -------      --------

BALANCE, MAY 31, 2008                6,380,200         638       59,570          (85)       60,123

Net loss for the period                                                       (5,361)       (5,361)
                                    ----------      ------     --------      -------      --------

BALANCE, AUGUST 31, 2008             6,380,200      $  638     $ 59,570      $(5,446)     $ 54,762
                                    ==========      ======     ========      =======      ========


   The accompanying notes are an integral part of these financial statements.

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Three Months        December 20, 2007
                                                           Ended             (Inception) To
                                                         August 31,            August 31,
                                                            2008                  2008
                                                          --------              --------
OPERATING ACTIVITIES
  Net(Loss)                                               $ (5,361)             $ (5,446)
Adjustments To Reconcile Net Loss To                            --                    --
 Net Cash Used By Operating Activities                    $ (5,361)             $ (5,446)
                                                          --------              --------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                  $     --              $ 60,208
                                                          --------              --------
Cash Provided by Financing Activities                           --                60,208
                                                          --------              --------

Net Increase in Cash                                        (5,361)               54,762

Cash, Beginning of Period                                   60,123                    --
                                                          --------              --------

Cash, End of Period                                       $ 54,762              $ 54,762
                                                          ========              ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                              $     --              $     --
  Cash paid for interest                                  $     --              $     --


   The accompanying notes are an integral part of these financial statements.

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2008

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the state of Nevada on December 20, 2007. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company and has not yet realized any revenues from its planned operations.

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flow from inception to the current balance sheet date.

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 fiscal year end.

EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective December 20, 2007 (inception).

Basic earnings (loss) per share amount are computed by dividing the net income
(loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

SOFTWARE DEVELOPMENT COSTS

Software development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. See Note 5.

NOTE 3. ADVERTISING

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of August 31, 2008.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 20, 2007) to August 31, 2008 of $5,446. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 5. RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2008, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

NOTE 7. NET OPERATING LOSSES

As of August 31, 2008, the Company has a net operating loss carry-forward of approximately $5,446, which will expire 20 years from the date the loss was incurred.

NOTE 8. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of preferred stock, par value $0.0001. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

For transactions with other than employee's stock, issuances are in accordance with paragraph 8 of SFAS 123, where issuances shall be accounted for based on the fair value of the consideration received. Transactions with employee's stock issuance are in accordance with paragraphs (16-44) of SFAS 123, where issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is the more reliable measure.

On December 20, 2007, the Company issued 5,000,000 common shares to its Directors for cash of $5,000.

Since inception (December 20, 2007) to August 31, 2008, the Company accepted subscriptions for 1,380,200 common shares from 37 investors under a private placement scheduled to close on March 31, 2008. The private placement was not subject to any minimum investment and was priced at $0.04 per share. The Company accepted the subscriptions on various dates throughout the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL OVERVIEW

Since incorporation, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Real Value has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

Real Value Estates is a development stage company that was incorporated under the laws of the state of Nevada on December 20, 2007. We currently have no revenue and no significant assets. Our offices are currently located at 3/11 Trumpeldor St., Holon 58271 Israel. Our telephone number is +972-54-779-1657.

We are developing and plan to offer a website related to the residential real estate foreclosure market, containing an online social network for those involved in foreclosures, an online database with residential real estate foreclosure property listings, and a knowledge base with educational and informational materials about the foreclosure market. We plan to include foreclosure listings searchable by state, county and city throughout the United States. The site will be user-friendly and will enable our subscribers to communicate with each other and to search and locate foreclosure, pre-foreclosure and real estate owned properties with ease. Our foreclosure properties database is currently made available by foreclosure.com. Through initial searches on our site, our subscribers, will be able to view preliminary data about the foreclosure properties such as the number of bedrooms and bathrooms, the sale price and a portion of the street address. Subscribers who desire to obtain full access to the property information, including the seller's contact information, will be redirected to foreclosure.com and will be asked to subscribe to that site. Subscription to foreclosure.com requires payment of fees to that site, which can range from weekly fees of $9.99 to monthly fees of $39.80. These fees will be required to be paid in addition to any subscription fees we may charge for our site. Pursuant to our affiliate agreement with foreclosure.com, dated July 29, 2008, we earn a 25% commission on each subscriber fee collected by foreclosure.com as a result of the referral to that site from the redirection link from our website.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-Q; and our S-1 filed on October 3, 2008.

We are a development stage company with very limited operations to date, no revenue and very limited financial backing. We have established the following goals over the next 12 months:

     * complete development of our website and launch it publicly by July-August 2009;
     * drive traffic to our website through marketing efforts utilizing online advertising campaigns using Google AdWords, and information style email advertising campaigns;
     * generate revenue by November of 2009, (approximately three months following the planned launch of our website), through receipt of premium membership fees paid by our premium subscribers, the commissions from foreclosure.com for referring subscribers to their site, as well as through fees paid to us from advertisers on our site; and
     *    achieve break-even results of operations.

During the first stages of our company's growth, our officers and directors will be responsible for executing the business plan at no charge. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for administering the company for at least the first year of operations. Management has no intention at this time to hire additional employees during the first year of operations. Due to limited financial resources, each of the management team will dedicate approximately 30 hours per week, to ensure all operations are executed.

Our first quarter budget (September 2008 to November 2008) was originally disclosed in our S-1 filed on October 3, 2008 as follows:

                                                September 2008 to
                                                  November 2008
                                                  -------------
                    Legal/Accounting                 $ 5,000
                    Transfer Agent                     2,500
                    Edgar filing & printing            1,000
                    Website Development                3,000
                    Website Testing                       --
                    Computer Equipment                 1,000
                    Advertising/Marketing                 --
                    Telephone                            200
                    Office Supply & Misc                 250
                                                     -------

                    Total                            $12,950
                                                     =======

As of the date hereof, we are in the second month of our first quarter with respect to our plan.

RESULTS OF OPERATIONS

Our company posted losses of $5,361 for the first quarter ended August 31, 2008. Comparisons are not meaningful as our company was incorporated on December 20, 2007. From inception to August 31, 2008 we have incurred losses of $5,446. The principal component of our losses for the first quarter included general and administrative costs of $361 and professional fees of $5,000.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2008, we had working capital of $54,762 compared to $60,123 at May 31, 2008. We opened the first quarter with approximately $60,123 in cash. As of the date hereof, we have approximately $54,762. Our budgeted expenditures for the next 9-10 months, which includes the development of our website and executing our marketing plan, are approximately $61,800.

Because we have not generated any revenue from our business, and currently have a budgeted shortfall of $7,038, we will need to raise significant, additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our current cash balances will be extinguished within the next 9-10 months provided we do not have any unanticipated expenses. Our ability to successfully develop our product and to eventually produce and sell it to generate operating revenues also depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and if this occurs we will not be able to pay our development and marketing costs and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our planned website and our business model. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. The resale of shares by our existing shareholders pursuant to this prospectus may result in significant downward pressure on the price of our common stock and cause negative impact on our ability to sell additional equity securities. Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we were able to even obtain loans.

There can be no assurance that capital will continue to be available if necessary to meet future funding needs or, if the capital is available, that it will be on terms acceptable to us. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to scale back or cease operations, which might result in the loss of some or all of your investment in our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Item is not applicable to the Company.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended August 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. As of August 31, 2008, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the most recent quarter ended August 31, 2008, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

INHERENT LIMITATIONS OF INTERNAL CONTROLS

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

     * pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
     * provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
     * provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On October 16, 2008 the SEC declared our registration statement on Form S-1 effective, which registered 1,380,200 common shares for resale held by 39 non-affiliated investors.

ITEM 6. EXHIBITS

(a) Pursuant to Rule 601 of Regulation SK, the following exhibits are included herein or incorporated by reference.

Exhibit
Number                                Description
------                                -----------
 3.1      Certificate of Incorporation of the Company incorporated herein from
          Exhibit 3.1 of our Registration Statement on Form S-1, filed on October 2, 2008, file number 333-153846

 3.2 Bylaws of Company incorporated herein from Exhibit 3.2 of our Registration Statement on Form S-1, filed on October 2, 2008, file number 333-153846

 31.1     Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302

 31.2     Certification of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302

 32.1     Certification Pursuant to 18 U.S.C. ss.1350, Section 906

 32.2     Certification Pursuant to 18 U.S.C. ss. 1350, Section 906

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REAL VALUE ESTATES, INC.


Date: October 31, 2008                  By: /s/ Marina Karpilovski
                                           -------------------------------------
                                        Name:  Marina Karpilovski
                                        Title: President and Director (Principal
                                               Executive and Principal Financial
                                               and Accounting Officer)


Date: October 31, 2008                  By: /s/ Michael Zazkis
                                           -------------------------------------
                                        Name:  Michael Zazkis
                                        Title: Secretary, Treasurer and Director