Form 10-Q/A
period 2008-08-31
Real Value Estates Inc
filed 2008-11-10
CIK 1435936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 6,380,200 shares of common stock, $0.0001 par value per share, outstanding on October 20, 2008.

                            REAL VALUE ESTATES, INC.

                         QUARTERLY REPORT ON FORM 10-Q/A

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

                                        REAL VALUE ESTATES, INC.


Date: November 10, 2008                 By: /s/ Marina Karpilovski
                                           -------------------------------------
                                        Name:  Marina Karpilovski
                                        Title: President and Director (Principal
                                               Executive and Principal Financial
                                               and Accounting Officer)


Date: November 10, 2008                 By: /s/ Michael Zazkis
                                           -------------------------------------
                                        Name:  Michael Zazkis
                                        Title: Secretary, Treasurer and Director