Form 10-Q
period 2008-11-30
Real Value Estates Inc
filed 2008-12-24
CIK 1435936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 000-53466


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No []

There were 6,380,200 shares of common stock, $0.0001 par value per share, outstanding on November 30, 2008.

                            REAL VALUE ESTATES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                     FOR THE PERIOD ENDING NOVEMBER 30, 2008

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

Item 2: Management's Discussion and Analysis Or Plan of Operation.......... 10

Item 3: Quantitative and Qualitative Disclosures about Market Risk......... 11

Item 4: Controls and Procedures............................................ 11

                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings.................................................. 13

Item 1A: Risk Factors...................................................... 13

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds........ 13

Item 3: Defaults Upon Senior Securities.................................... 13

Item 4: Submission of Matters to a Vote of Security Holders................ 13

Item 5: Other Information.................................................. 13

Item 6: Exhibits........................................................... 13

Signatures................................................................. 14

References in this Form 10-Q to "we", "us", "our", the "Company" and "Real Value" refers to Real Value Estates, Inc. unless otherwise noted.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                       November 30,         May 31,
                                                                          2008               2008
                                                                        --------           --------
                                                                       (unaudited)         (audited)
ASSETS

Current Assets
  Cash                                                                  $ 51,663           $ 60,123
                                                                        --------           --------

      Total Current Assets                                              $ 51,663           $ 60,123
                                                                        ========           ========

Total Assets                                                            $ 51,663           $ 60,123
                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' Equity
  Preferred Stock, authorized 50,000,000 shares, par value $0.0001
  Common Stock, authorized 100,000,000 shares, par value $0.0001

  Issued and outstanding on November 30, 2008 is 6,380,200                   638                638
  Paid in Capital                                                         59,570             59,570
  Deficit Accumulated During the
  Development Stage                                                       (8,545)               (85)
                                                                        --------           --------

      Total Stockholders' Equity                                          51,663             60,123
                                                                        --------           --------

Total Liabilities and Stockholders' Equity                              $ 51,663           $ 60,123
                                                                        ========           ========


   The accompanying notes are an integral part of these financial statements.

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Three Months          Six Months        20 December 2007
                                                    Ended                Ended            (Inception) To
                                                 November 30,         November 30,         November 30,
                                                     2008                 2008                 2008
                                                  ----------           ----------           ----------
Revenue                                           $       --           $       --           $       --

Expenses
  Filing Fees                                          1,242                1,242                1,242
  General and Administrative                             521                  882                  967
  Professional Fees                                    1,335                6,335                6,335
                                                  ----------           ----------           ----------
Loss before income taxes                               3,098                8,460                8,545
                                                  ----------           ----------           ----------
Provision for Income Taxes                                --                   --                   --
                                                  ----------           ----------           ----------

Net (Loss)                                        $   (3,098)          $   (8,460)          $   (8,545)
                                                  ==========           ==========           ==========

Basic and Diluted
  (Loss) per Common Shares                                 a                    a                    a
                                                  ----------           ----------           ----------

Weighted Average Number of Common Shares           5,516,517            5,516,517            5,516,517
                                                  ----------           ----------           ----------

----------
a = Less than ($0.01) per share


   The accompanying notes are an integral part of these financial statements.

                            REAL VALUE ESTATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                          Common Stock          Paid in     Accumulated       Total
                                      Shares        Amount      Capital       Deficit        Equity
                                      ------        ------      -------       -------        ------
INCEPTION DEC 20, 2007                      --       $  --      $    --       $    --        $    --

Common stock issued to Directors
for cash December 20, 2007
at 0.001 per share                   5,000,000         500        4,500                        5,000

Private placement closed on
March 31 @ 0.04 per share            1,380,200         138       55,070                       55,208

Net loss for the year                                                             (85)           (85)
                                    ----------       -----      -------       -------        -------
BALANCE, MAY 31, 2008                1,380,200         638       59,570           (85)        60,123

Net loss for the period                                                        (8,460)        (8,460)
                                    ----------       -----      -------       -------        -------

BALANCE, NOVEMBER 30, 2008           1,380,200       $ 638      $59,570       $(8,460)       $51,663
                                    ==========       =====      =======       =======        =======


   The accompanying notes are an integral part of these financial statements.

                            REAL VALUE ESTATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      Three Months        Six Months      20 December 2007
                                                         Ended              Ended          (Inception) To
                                                      November 30,       November 30,       November 30,
                                                          2008               2008               2008
                                                        --------           --------           --------
OPERATING ACTIVITIES
  Net (Loss)                                            $ (3,098)          $ (8,460)          $ (8,545)
  Adjustments To Reconcile Net Loss To
   Net Cash Used By Operating Activities                      --                 --                 --
                                                        --------           --------           --------
Net Cash Used By Operating Activities                     (3,098)            (8,460)            (8,545)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                      --                 --             60,208
                                                        --------           --------           --------
Cash Provided by Financing Activities                         --                 --             60,208
                                                        --------           --------           --------

Net Increase in Cash                                      (3,098)            (8,460)            51,663

Cash, Beginning of Period                                 54,762             60,123                 --
                                                        --------           --------           --------

Cash, End of Period                                     $ 51,663           $ 51,663           $ 51,663
                                                        ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                            $     --           $     --           $     --
  Cash paid for interest                                $     --           $     --           $     --


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

NOTE 3. ADVERTISING

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of November 30, 2008.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 20, 2007) to November 30, 2008 of $8,545. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On December 20, 2007, pursuant to the terms of a subscription agreement, we sold 1,000,000 shares of our common stock to Ms. Marina Karpilovski, our President and a director, for cash payment to us of $1,000. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act, as no advertising or general solicitation was employed in offering the securities, the offering and sale was made only to Ms. Karpilovski who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act.

On December 20, 2007 pursuant to the terms of a subscription agreement, we sold 4,000,000 shares of our common stock to Mr. Michael Zazkis, our Secretary, Treasurer and a director, for cash payment to us of $4,000. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act, as no advertising or general solicitation was employed in offering the securities, the offering and sale was made only to Mr. Zazkis who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act.

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

NOTE 7. NET OPERATING LOSSES

As of November 30, 2008, the Company has a net operating loss carry-forward of approximately $8,545, which will expire 20 years from the date the loss was incurred.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-Q; and our registration statement on Form S-1 (File no. 333-153846), which was declared effective on October 16, 2008.

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

During the second quarter, our executive directors continued to develop the content for our website. We added articles and videos about different aspects of buying foreclosures. This process is expected to be an ongoing interactive process for the next several months. We expect to incur additional development and programming costs in the third quarter.

RESULTS OF OPERATIONS

Our company posted losses of $3,098 for the first quarter ended November 30, 2008. Comparisons are not meaningful as our company was incorporated on December 20, 2007. From inception to November 30, 2008 we have incurred losses of $8,545. The principal component of our losses for the first quarter included filing fees of $1,242, general and administrative costs of $521 and professional fees of $1,335.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2008, we had working capital of $51,663 compared to $60,123 at May 31, 2008. We opened the second quarter with approximately $54,762 in cash. As of the date hereof, we have approximately $51,663. Our budgeted expenditures for the next 6-9 months, which includes the development of our website and executing our marketing plan, are approximately $61,800.

Because we have not generated any revenue from our business, and currently have a budgeted shortfall of $7,038, we will need to raise significant, additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our current cash balances will be extinguished within the next 6-9 months provided we do not have any unanticipated expenses. Our ability to successfully develop our product and to eventually produce and sell it to generate operating revenues also depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and if this occurs we will not be able to pay our development and marketing costs and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our planned website and our business model. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. The resale of shares by our existing shareholders pursuant to this prospectus may result in significant downward pressure on the price of our common stock and cause negative impact on our ability to sell additional equity securities. Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we were able to even obtain loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not applicable to the Company.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended November 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. As of November 30, 2008, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the most recent quarter ended November 30, 2008, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

ITEM 1A. RISK FACTORS

Not applicable.

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

                                        REAL VALUE ESTATES, INC.


Date: December 22, 2008                 By: /s/ Marina Karpilovski
                                           -------------------------------------
                                        Name:  Marina Karpilovski
                                        Title: President and Director (Principal
                                               Executive and Principal Financial
                                               and Accounting Officer)


Date: December 22, 2008                 By: /s/ Michael Zazkis
                                           -------------------------------------
                                        Name:  Michael Zazkis
                                        Title: Secretary, Treasurer and Director