Form 10-Q
period 2009-02-28
Real Value Estates Inc
filed 2009-04-06
CIK 1435936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 28, 2009

                                       or

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

There were 6,380,200 shares of common stock, $0.0001 par value per share, outstanding on April 2, 2009.

                            REAL VALUE ESTATES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                     FOR THE PERIOD ENDING FEBRUARY 28, 2009

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)...................................  3

     Balance Sheet.........................................................  3

     Statements of Operations..............................................  4

     Statements of Stockholders' Equity....................................  5

     Statements of Cash Flows..............................................  6

     Notes to Financial Statements.........................................  7

Item 2: Management's Discussion and Analysis Or Plan of Operation.......... 10

Item 3: Quantitative and Qualitative Disclosures about Market Risk......... 12

Item 4: Controls and Procedures............................................ 12

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

Item 5: Other Information.................................................. 13

Item 6: Exhibits........................................................... 13

Signatures................................................................. 14

References in this Form 10-Q to "we", "us", "our", the "Company" and "Real Value" refers to Real Value Estates, Inc. unless otherwise noted.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                           February 28,         May 31,
                                                                              2009               2008
                                                                            --------           --------
                                                                          (unaudited)          (audited)
ASSETS

Current Assets
  Cash                                                                      $ 14,871           $ 60,123
                                                                            --------           --------

      Total Current Assets                                                  $ 14,871           $ 60,123
                                                                            ========           ========

Total Assets                                                                $ 14,871           $ 60,123
                                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
  Accounts payable and accrued expenses                                     $  1,521           $     --
                                                                            --------           --------
      Total Current Liabilities                                                1,521                 --

Stockholders' Equity
  Preferred Stock, authorized 50,000,000 shares, par value $0.0001
  Common Stock, authorized 100,000,000 shares, par value $0.0001
  Issued and outstanding on February 28, 2009 is 6,380,200
   (May 31, 2008: 6,380,200)                                                     638                638
  Additional paid in Capital                                                  59,570             59,570
  Deficit Accumulated During the Development Stage                           (46,858)               (85)
                                                                            --------           --------

      Total Stockholders' Equity                                              13,350             60,123
                                                                            --------           --------

Total Liabilities and Stockholders' Equity                                  $ 14,871           $ 60,123
                                                                            ========           ========


   The Accompanying Notes are an Integral Part of These Financial Statements.

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2009 AND 2008, AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007) THROUGH FEBRUARY 28, 2009
                                   (unaudited)

                                Three Months      Three Month      Nine Months         Period       December 20, 2007
                                   Ended             Ended            Ended             Ended        (Inception) To
                                February 28,      February 29,     February 28,      February 29,      February 28,
                                   2009              2008             2009              2008              2009
                                ----------        ----------       ----------        ----------        ----------
Revenue                         $       --        $       --       $       --        $       --        $       --

Expenses
  Filing Fees                          160                --            1,402                --             1,402
  General and Administrative        17,346                85           18,229                85            18,314
  Professional Fees                 20,807                --           27,142                --            27,142
                                ----------        ----------       ----------        ----------        ----------

Loss before income taxes            38,313                85           46,773                85            46,858
                                ----------        ----------       ----------        ----------        ----------
Provision for Income Taxes              --                --               --                --                --
                                ----------        ----------       ----------        ----------        ----------

Net (Loss)                      $  (38,313)       $      (85)      $  (46,773)       $      (85)       $  (46,858)
                                ==========        ==========       ==========        ==========        ==========

Basic and Diluted
  (Loss) per Common Shares               a                 a                a                 a
                                ----------        ----------       ----------        ----------
Weighted Average Number of
 Common Shares                   6,380,200         5,000,000        6,380,200         5,000,000
                                ----------        ----------       ----------        ----------

----------
a = Less than ($0.01) per share


   The Accompanying Notes are an Integral Part of These Financial Statements.

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                  Deficit
                                                                                Accumulated
                                           Common Stock          Additional     During the
                                        -------------------        Paid in      Development       Total
                                        Shares       Amount        Capital         Stage         Equity
                                        ------       ------        -------         -----         ------
INCEPTION DECEMBER 20, 2007                  --      $   --       $     --      $      --      $      --

Common stock issued  to Directors     5,000,000         500          4,500                         5,000
 for cash December 20, 2007
 at 0.001 per share

Private placement closed on
 March 31 @ 0.04 per share            1,380,200         138         55,070                        55,208

Net loss for the year                                                                 (85)           (85)
                                     ----------      ------       --------      ---------      ---------
BALANCE, MAY 31, 2008                 6,380,200         638         59,570            (85)        60,123

Net loss for the period                                                           (46,773)       (46,773)
                                     ----------      ------       --------      ---------      ---------

BALANCE, FEBRUARY 28, 2009            6,380,200      $  638       $ 59,570      $ (46,858)     $  13,350
                                     ==========      ======       ========      =========      =========


   The Accompanying Notes are an Integral Part of These Financial Statements.

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2009 AND 2008, AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007) THROUGH FEBRUARY 28, 2009
                                   (unaudited)

                                                         Nine Months          Period        December 20, 2007
                                                            Ended              Ended         (Inception) To
                                                         February 28,       February 29,       February 28,
                                                            2009               2008               2009
                                                          --------           --------           --------
OPERATING ACTIVITIES
  Net (Loss)                                              $(46,773)          $    (85)          $(46,858)
  Adjustments to Reconcile Net Loss to Changes in
   Net Assets and Liabilities -
     Accounts payable and accrued liabilities                1,521                 --              1,521
                                                          --------           --------           --------
Net Cash Used by Operating Activities                      (45,252)               (85)           (45,337)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                        --             50,508             60,208
                                                          --------           --------           --------
Cash Provided by Financing Activities                           --             50,508             60,208
                                                          --------           --------           --------

Net Increase in Cash                                       (45,252)            50,423             14,871

Cash, Beginning of Period                                   60,123                 --                 --
                                                          --------           --------           --------

Cash, End of Period                                       $ 14,871           $ 50,423           $ 14,871
                                                          ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                              $     --           $     --           $     --
  Cash paid for interest                                  $     --           $     --           $     --


   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2009


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

UNADITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of Real Value Estates, Inc. as of February 28, 2009, and for the three months and nine months ended February 28, 2009, and February 29, 2008, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Real Value Estates, Inc.'s financial position as of February 28, 2009, and the results of its operations and its cash flows for the three months and nine months ended February 28, 2009, and February 29, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending May 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company's audited financial statements as of May 31, 2008, filed with the SEC for additional information, including significant accounting policies.

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

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of February 28, 2009.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 20, 2007) to February 28, 2009 of $46,858. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. NET OPERATING LOSSES

As of February 28, 2009, the Company has a net operating loss carry-forward of approximately $46,858, which will expire 20 years from the date the loss was incurred.

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

On March 11, 2009, our Board of Directors approved the dismissal of Moore & Associates, Chartered, Independent Registered Public Accounting Firm, the independent registered public accounting firm who had been engaged as the principal accountant to audit our financial statements, and the appointment of Alan Weinberg CPA as its new auditor.

We are developing and plan to offer a website related to the residential real estate foreclosure market, containing an online social network for those involved in foreclosures, an online database with residential real estate foreclosure property listings, and a knowledge base with educational and informational materials about the foreclosure market. We plan to include foreclosure listings searchable by state, county and city throughout the United States. The site will be user-friendly and will enable our subscribers to communicate with each other and to search and locate foreclosure, pre-foreclosure and real estate owned properties with ease. Our foreclosure properties database is currently made available by foreclosure.com. Through initial searches on our site, our subscribers will be able to view preliminary data about the foreclosure properties such as the number of bedrooms and bathrooms, the sale price and a portion of the street address. Subscribers, who desire to obtain full access to the property information, including the seller's contact information, will be redirected to foreclosure.com and will be asked to subscribe to that site. Subscription to foreclosure.com requires payment of fees to that site, which can range from weekly fees of $9.99 to monthly fees of $39.80. These fees will be required to be paid in addition to any subscription fees we may charge for our site. Pursuant to our affiliate agreement with foreclosure.com, dated July 29, 2008, we earn a 25% commission on each subscriber fee collected by foreclosure.com as a result of the referral to that site from the redirection link from our website.

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

During the third quarter, our executive directors continued to develop the content for our website. We added articles and videos about different aspects of buying foreclosures. This process is expected to be an ongoing interactive process for the next several months. We expect to incur additional development and programming costs in the forth quarter.

RESULTS OF OPERATIONS

Our company posted losses of $38,313 for the three month ended February 28, 2009. Compared to posted losses of $85 for the three month ended February 29, 2008. From inception to February 28, 2009 we have incurred losses of $46,858. The principal component of our losses for the third quarter included filing fees of $160, general and administrative costs of $17,346 and professional fees of $20,807. The increase in operating expenses is associated with the S-1 registration statement.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2009, we had working capital of $14,871 compared to $60,123 at May 31, 2008. We opened the third quarter with approximately $51,663 in cash. As of the date hereof, we have approximately $14,871. Our budgeted expenditures for the next 3-6 months, which includes the development of our website and executing our marketing plan, are approximately $30,900.

Because we have not generated any revenue from our business, and currently have a budgeted shortfall of $16,029, we will need to raise significant, additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our current cash balances will be extinguished within the next 3-6 months provided we do not have any unanticipated expenses. Our ability to successfully develop our product and to eventually produce and sell it to generate operating revenues also depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and if this occurs we will not be able to pay our development and marketing costs and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our planned website and our business model. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. The resale of shares by our existing shareholders pursuant to this prospectus may result in significant downward pressure on the price of our common stock and cause negative impact on our ability to sell additional equity securities. Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we were able to even obtain loans.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended February 28, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. As of February 28, 2009, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the most recent quarter ended February 28, 2009, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

                                        REAL VALUE ESTATES, INC.


Date: April 2, 2009                     By: /s/ Marina Karpilovski
                                           -------------------------------------
                                        Name:  Marina Karpilovski
                                        Title: President and Director (Principal
                                               Executive and Principal Financial
                                               and Accounting Officer)


Date: April 2, 2009                    By: /s/ Michael Zazkis
                                           -------------------------------------
                                        Name:  Michael Zazkis
                                        Title: Secretary, Treasurer and Director