Form 10-K
period 2009-05-31
Real Value Estates Inc
filed 2009-07-28
CIK 1435936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended May 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number 000-53466

                            Real Value Estates, Inc.
                (Name of registrant as specified in its charter)

           Nevada                                                26-1616719
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  3/11 Trumpeldor St., Holon, Israel                               58271
(Address of principal executive offices)                        (Zip Code)

                             Tel: +972 (54) 779-1657
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.0001
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of July 28, 2009, approximately 6,380,200 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of July 28, 2009, the last business day of the 2nd fiscal quarter, was approximately $55,208 based on the price at which the common stock was last sold (i.e, $0.04). Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of July 28, 2009, there were 6,380,200 shares of our common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements." Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "estimates," "intends," "plan" "expects," "may," "will," "should," "predicts," "anticipates," "continues," or "potential," or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - "Business" and
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual Report and include statements regarding the following: the expected development and potential benefits from our products to consumers, progress in our efforts to develop our facilities and our products and to achieve and maintain regulatory approvals, the potential market demand for our products, our expectations regarding our short- and long-term capital requirements, our outlook for the coming months and information with respect to any other plans and strategies for our business.

[The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. Further information on potential factors that could affect our business is described under the heading "Risks Related to Our Business, Strategy and Industry" in "Risk Factors" in our registration statement on Form S-1 (File no. 333-153846) which was declared effective on October 16, 2008.

                                  INTRODUCTION

Unless otherwise specified or required by context, as used in this Annual Report, the terms "we," "our," "us" and the "Company" refer collectively to Real Value Estates, Inc. The term "fiscal year" refers to our fiscal year ending May
31. Unless otherwise indicated, the term "common stock" refers to shares of our common stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

                                TABLE OF CONTENTS
PART I

Item 1.     Business                                                           4
Item 1A.    Risk Factors                                                       7
Item 1B.    Unresolved Staff Comments                                          7
Item 2.     Properties                                                         7
Item 3.     Legal Proceedings                                                  7
Item 4.     Submission of Matters to a Vote of Security Holders                7

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                  7
Item 6.     Selected Financial Data                                            8
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          8
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk        13
Item 8.     Financial Statements and Supplementary Data                       14
Item 9.     Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          25
Item 9A[T]. Controls and Procedures                                           25
Item 9B.    Other Information                                                 26

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance           26
Item 11.    Executive Compensation                                            27
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   28
Item 13.    Certain Relationships and Related Transactions, and Director
            Independence                                                      29
Item 14.    Principal Accounting Fees and Services                            30

PART IV

Item 15.    Exhibits, Financial Statement Schedules                           31

SIGNATURES                                                                    32

                                     PART 1

ITEM 1. BUSINESS.

CORPORATE HISTORY

We were incorporated on December 20, 2007 in the State of Nevada. We are a development stage company, and to date have not earned any revenue and currently do not have any significant assets. We have never declared bankruptcy or been in receivership, and have never been involved in any legal action or proceedings. Since our incorporation, we have not made any significant purchase or sale of assets, nor have we been involved in any merger, acquisition or consolidation. Neither Real Value Estates, nor our officers, directors, promoters or affiliates, have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

OUR CURRENT BUSINESS

We are developing and plan to offer a website related to the residential real estate foreclosure market, containing an online social network for those involved in foreclosures, an online database with residential real estate foreclosure property listings and a knowledge base with educational and informational materials about the foreclosure market. We plan to include foreclosure listings searchable by state, county and city throughout the United States. The site will be user-friendly and will enable our subscribers to communicate with each other and to search and locate foreclosure, pre-foreclosure and real estate owned properties with ease.

Our foreclosure properties database is currently made available by foreclosure.com. Through initial searches on our site, our subscribers will be able to view preliminary data about the foreclosure properties, such as the number of bedrooms and bathrooms, the sale price and a portion of the street address. Subscribers who desire to obtain full access to the property information, including the seller's contact information, will be redirected to foreclosure.com and will be asked to subscribe to that site.

The social network feature will be a form of online community for people who are involved in, or wish to be involved in, the foreclosure industry, and our site will enable subscribers to be active on our website and communicate with fellow subscribers. Subscribers to our site will also have limited access to our knowledge base, through which we will provide information about foreclosures and the foreclosure market, including current articles, news and videos.

Our website, available at www.myrve.com, is accessible but is still a work-in-process and in development stage. We expect it to be fully developed with all intended functions and features and ready for public launch in the July
- August 2009 timeframe.

We plan to generate revenues through premium membership fees paid by our premium subscribers, through the commissions we receive from foreclosure.com for referring subscribers to their site, as well as from advertisers on our site.

OUR FUTURE PRODUCTS

WEBSITE - WWW.MYRVE.COM

SOCIAL NETWORK

We plan to design our website as a "social network" for those who are involved in, or wish to be involved in, the foreclosure industry. A social network website is a form of online community of people who share interests and activities or who are interested in exploring the interests and activities of others. Many social network services are web-based and provide a variety of ways for users to interact, such as via e-mail and instant messaging services. We plan to develop a social network for those interested in foreclosure, pre-foreclosure and REO properties. Our social network website will enable our subscribers to be active in our website community and communicate with fellow subscribers. Subscribers will be able to share their experiences with each other. We believe this feature will be valued by our subscribers as it will provide them generally, and particularly first-time foreclosure buyers, the opportunity to discuss the foreclosure process and individual foreclosed or REO properties with other experienced subscribers. Additionally, subscribers will be able to create groups inside our network community and communicate with each other through an internal messaging system through our site. This feature will also make it possible for multiple subscribers to organize into private groups to jointly invest in foreclosed properties or projects if they so wish. Additionally, our management plans to operate a discussion forum to enable subscribers to discuss various topics of interest and ask questions.

In order to participate in the social network, each subscriber will be asked to create and customize a profile, and include basic personal, business and contact information, a photo, as well as any additional information they would like to share with the rest of the network.

FORECLOSURE PROPERTY DATABASE LISTINGS

In addition to the social network, our site will include a comprehensive online database with residential real estate foreclosure, pre-foreclosure and REO property listings throughout the United States. Currently, our site presents a link to the foreclosure properties database made available by foreclosure.com. The home page of our website contains an interactive map of the United State on which subscribers can click on the state in which they wish to search for properties, and then narrow down their searches by county and city. Currently the interactive map is the only way to search for foreclosure listings. Upon the initial search through the map, the site will present a list of foreclosure properties in that area, which will contain preliminary data about the foreclosure properties, such as the number of bedrooms and bathrooms, the sale price and a portion of the street address. Subscribers who desire to obtain full access to the foreclosure property information, including the seller's contact information, will be redirected to foreclosure.com's site and will be required to subscribe to that site.

THE KNOWLEDGE BASE

We also plan to include an informational feature, which we refer to as our "knowledge base." Subscribers to our site will have access to our knowledge base, through which we will provide educational and informational materials about foreclosure, pre-foreclosure and REO properties and generally about the foreclosure market that we believe our subscribers may be interested in, including current articles, news and videos.

SUBSCRIPTIONS AND ACCESS

Visitors to our website will be able to access and view limited portions of our knowledge base and will be able to perform preliminary searches for foreclosure listings. However, in order to participate in our social network, visitors will be required to subscribe to our website. General subscriptions will be free, as we believe that free subscriptions will help us gain a customer base.

THE MARKET

The increases in property foreclosures in the United States as related to the subprime crisis and overall crisis affecting the U. S. and world financial systems are well documented.

Further, virtually anybody who qualifies for a mortgage loan, including low income individuals, can be qualified to buy a foreclosure property. We believe that as a result of this phenomena, interest in purchasing a foreclosed home will rise rapidly, according to a survey conducted in April 2008 by Harris Interactive for Trulia.com, a real estate website.

We believe this to be an indication of the continuing increase in popularity of foreclosure properties and websites aimed at helping people buy and sell foreclosure properties, and therefore we believe that our foreclosure website has great potential for success.

COMPETITION

Our website is currently accessible but is still in development stage. We expect it to be fully developed with all intended functions and features and ready for public launch in the July - August 2009 timeframe. When it is complete, Real Value Estates and www.myrve.com will be competing in the online foreclosure listings industry. Our competitors vary in size and cost structure, ranging from very small companies with limited resources to very large, diversified corporations with greater financial and marketing resources than ours. We believe that we are currently one of the smallest in the industry, as we do not currently have a fully working website yet available.

We face competition from companies who offer residential foreclosure property listings over the internet, such as Foreclosure.com, Realtytrac.com and ForeclosureFreeSearch.com Our management views HUDforeclosed.com as a direct competitor as it offers many of the same features that our website will.

These competitors, especially HUDforeclosed.com, which already have an established market share, are and will be in a better competitive position than us. Management believes we can offset any such competitive disadvantages by being a price leader in the marketplace, first through free listings, and thereafter through more competitively priced listings. We also seek to differentiate ourselves by providing our subscribers with more attractive social network features, such as tools for subscribers to easily communicate with each other.

INTELLECTUAL PROPERTY

We have not entered into any franchise agreements or other contracts that have given, or could give rise to, obligations or concessions. We are planning to develop our website and intend to protect it with copyright and trade secrecy laws. Beyond our trade name, we do not hold any other intellectual property.

ACTIVITIES DURING THE YEAR ENDED MAY 31, 2009

During the fiscal year ended May 31, 2009 we have been developing our proposed website and our website is now accessible at www.myrve.com, our website has been developed by our executive officers at no cost to us.

Prior to the date hereof, we secured office space for our corporate offices and created a brand logo. We expect it to be fully developed with all intended functions and features and ready for public launch in the July - August 2009 timeframe.

FUTURE PLANS

Our overall goal is to become a one-stop-shop for the general public interested in the foreclosure market. We plan to offer valuable knowledge on the foreclosure industry and on investing in the foreclosure market, detailed residential foreclosure, pre-foreclosure and real estate owned property listings and an online social network for our subscribers.

Our current business objectives are:

     *    to complete development of our website;
     *    to create interest in our website; and
     * to establish our website as a one-stop-shop for buying foreclosure properties.

GOVERNMENTAL REGULATION

We do not believe that government regulation will have a material impact on the way we conduct our business.

RESEARCH AND DEVELOPMENT

We have not incurred any research and development costs to date. We have plans to undertake certain research and development activities during the second year of operation related to the development of our website.

SUPPLIERS

We will be developing our own website, and the distribution of our website services will be over the Internet. We believe there are no constraints on the sources or availability of products and supplies related to our business.

CUSTOMERS

As we are in the development stage of our business, we do not currently have any customers for our proposed product.

EMPLOYEES

We have commenced only limited operations, and therefore currently have no employees other than our executive officers, who each spend up to approximately 30 hours a week on our business. We will consider retaining full-time management and administrative support personnel as our business and operations increase.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We do not own interests any real property. Ms. Marina Karpilovski, our President and director, has provided us with 450 sq ft of furnished office space located at 3/11 Trumpeldor St., Holon 58271 Israel free of charge for at least the next 12 months. This location currently serves as our primary office for planning and implementing our business plan. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest. Our address for service of process in Nevada is EastBiz.com, Inc., 5348 Vegas Dr., Las Vegas, NV 89108 USA

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public market for our shares of common stock. Our common stock is presently not traded on any market or securities exchange and we have not applied for listing or quotation on any public market.

HOLDERS

On July 28, 2009, there were 39 holders of record of our common stock.

DIVIDEND POLICY

As of the date of this Annual Report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, into our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

Since inception, we have issued unregistered securities to the persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) thereof, or Regulation D or Regulation S promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us.

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

On March 31, 2008, we issued and sold an aggregate of 1,380,200 shares of our common stock to 37 non-US seed capital investors at a purchase price of $0.04 per share, without registration under the Securities Act, for total gross proceeds of $55,208. These shares were sold pursuant to subscription agreements accepted on March 31, 2008. We completed this offering pursuant to Regulation S of the Securities Act. We believed that this exemption from registration was available as each purchaser represented to us that they were a non-U.S. person as defined in Regulation S, and we did not engage in distribution of these shares in the United States.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

OUR AUDITED FINANCIAL STATEMENTS ARE STATED IN UNITED STATES DOLLARS AND ARE PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("U.S. GAAP").

OVERVIEW

Real Value Estates is a development stage company that was incorporated under the laws of the state of Nevada on December 20, 2007. We currently have no revenue and no significant assets. Real Value has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

Our offices are currently located at 3/11 Trumpeldor St., Holon 58271 Israel, which has been donated free of charge from our President and director, Ms. Marina Karpilovski. Our telephone number is +972-54-779-1657.

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

We are in the early stage of our business plan. We currently have no revenues and no user subscriptions for our website. Our activities to date have been limited to organizational matters, raising capital, the development of our business plan and creation of our website and efforts related to becoming a publicly traded company.

Our overall goal is to become a one-stop-shop for the general public interested in the foreclosure market. We plan to offer valuable knowledge on the foreclosure industry and on investing in the foreclosure market, detailed residential foreclosure, pre-foreclosure and real estate owned property listings and an online social network for our subscribers. In our management's opinion, as the number of foreclosures has increased during recent year, consumers will be scouring the Internet for help navigating the sub-prime mortgage crisis. In June 2008, there were 1.82 million searches for the term "foreclosure," according to research firm comScore (SCOR), which launched a search marketing tool last year to track searches. This is an increase of 117% from the searches in June 2007. Management believes this to be an indication of the increasing and continuing popularity of websites geared toward helping people buy and sell foreclosure properties.

From December 20, 2007 (inception) to May 31, 2009, have incurred accumulated net losses of $50,255. As of May 31, 2009, we had $9,953 in current assets and current liabilities of $0. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt as to whether we can continue as an ongoing business for the next twelve months. We do not anticipate that we will generate revenues at least until we have completed and launched our website.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of May 31, 2009 reflects assets of $9,953. Cash and cash equivalents from inception to date have been sufficient to provide the working capital necessary to operate to date, and we expect it to help us remain operational during the next twelve months.

Our activities to date have been supported by equity financing, through the private placements of our common stock on the date of our inception, December 20, 2007, and on May 31, 2009, through which we raised total proceeds of approximately $60,208.

In the opinion of our management, funds currently available will not satisfy our working capital requirements for the next twelve months. The estimated funding we require during the next twelve months period is approximately $ 35,800. These estimated expenditures are described in detail above under "Expenditures." The length of time during which we will be able to satisfy our cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. We estimate that our current cash balances will be extinguished by August 2009 provided we do not have any unanticipated expenses. Although there can be no assurance at present, we hope to be in a position to generate revenues by November 2009, or three months following the public launch of our completed site.

We have not yet earned any income from our operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the development of our website costs greater than we have budgeted. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain further financing, the successful development of our website, a successful marketing and promotion program, attracting and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

WORKING CAPITAL

                                                 As at               As at
                                                May 31,             May 31,
                                                 2009                2008
                                                -------             -------
Current Assets                                  $ 9,953             $60,123
Current Liabilities                                  --                  --
Working Capital                                 $ 9,953             $60,123

Working capital has decreased from $60,123 at May 31, 2008 to $9,953 at Inception to May 31, 2009 due to an overall increase in our activity.

CASH FLOWS
                                               Year Ended         Inception to
                                                 May 31,             May 31,
                                                  2009                2008
                                                --------            --------
Net cash used in Operating Activities           $(50,170)           $    (85)
Net cash used in Investing Activities                 --                  --
Net cash provided by Financing Activities             --              60,208
Increase (Decrease) in Cash during the Year      (50,170)             60,123
Cash, Beginning of Year                           60,123                  --
Cash, End of Year                               $  9,953            $ 60,123


During the year ended May 31, 2009 and Inception to May 31,2008:

     (i) Our net cash used in operating activities of $50,170 in May 31, 2009 and Inception to May 31, 2008 of $85 is associated with overall increase in our activity.
     (ii) Our net cash from financing activities was $0 in 2009. Inception to May 31st, 2008 was $60,208, these funds were raised pursuant to private placement of our securities.

PLAN OF OPERATIONS AND CASH REQUIREMENTS OVER THE NEXT 12 MONTHS

Our goals over the next 12 months are to:

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

ANTICIPATED CASH REQUIREMENTS

The following chart provides an overview of our budgeted expenditures by significant area of activity over the next 12 months.

               Estimated Expenses for the Next Twelve Month Period

Cash Operating Expenses
  Legal/Accounting                                         $20,000
  Transfer Agent                                           $ 2,000
  Edgar filing & printing                                  $ 2,000
  Advertising/ Marketing                                   $10,000
  Telephone                                                $   800
  Office Supply & Misc                                     $ 1,000
                                                           -------
Total                                                      $35,800
                                                           =======

For the 12 months ended May31, 2009, we recorded a net operating loss of $50,170 and have an accumulated deficit of $50,255 since inception. As at May 31, 2009, we had cash on hand of $9,953. For the next 12 months, management estimates minimum cash requirements of $35,800 to fund on-going operations. Accordingly, we do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain further financing through issuance of shares, debt or convertible debt. We do not currently have any arrangements for financing. Moreover, all cash operating expenses will be carefully monitored to ensure we can meet our obligations as they come due.

Due to the current financial crisis, there can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they come due and may be forced to scale down or perhaps even cease business operations.

RESULTS OF OPERATIONS FOR YEAR ENDED MAY 31, 2009 AND INCEPTION TO MAY 31, 2008

The following summary should be read in conjunction with our audited financial statements for the years ended May 31, 2009 and Inception to May 31, 2008 included herein.

                                                 Year Ended        Inception to
                                                   May 31,            May 31,
                                                    2009               2008
                                                  --------           --------
Revenue                                           $    Nil           $    Nil
Expenses
  Filing Fees                                        1,562                 --
  General and administrative                        18,503                 85
  Professional fees                                 30,104                 --
Total expenses                                      50,170                 85
                                                  --------           --------
Net Loss                                          $(50,170)          $    (85)
                                                  ========           ========

REVENUE

We are a development stage company and have not generated any revenues from our technologies since inception. We anticipate that significant additional time and financing will be required before our technologies are developed to a marketable state.

EXPENSES

Our operating expenses for the year ended May 31, 2009 were $50,170 compared to $85 in 2008. This net increase of $50,085 was primarily due to an overall increase in our activity and increased expenses as a result of becoming an SEC reporting company during the second quarter of fiscal 2008. Significant figures include:

     *    $30,104 increase in professional fees
     *    $18,503 increase in general and administration; and
     *    $1,562 increase in filing fees.

GOING CONCERN

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements expressing concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. We have adopted the provisions of SFAS No. 128 effective as of our inception.

The basic earnings (loss) per share is calculated by dividing our net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

DIVIDENDS

hawse have not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

CASH EQUIVALENTS

We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

We provide for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and FIN 48. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood that we will utilize the loss carry-forward.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            REAL VALUE ESTATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        A. INDEX TO FINANCIAL STATEMENTS

                   MAY 31, 2009 AND INCEPTION TO MAY 31, 2008

Report of Registered Independent Auditors - 2009                              15

Report of Registered Independent Auditors - 2008                              16

Financial Statements -

Balance Sheets as of May 31, 2009 and 2008                                    17

Statements of Operations for the Year Ended May 31, 2009 and the
Period from Inception (December 20, 2007) through May 31, 2008,
and Cumulative from Inception                                                 18

Statement of Stockholders' Equity for the Period from Inception
Through May 31, 2009                                                          19

Statements of Cash Flows for the Year Ended May31, 2009 and
the Period from Inception (December 20, 2007) through May 31, 2008,
and Cumulative from Inception                                                 20

Notes to Financial Statements                                                 21

            REPORT OF REGISTERED INDEPENDENT AUDITORS - MAY 31, 2009


To the Board of Directors and Stockholders of Real Value Estates, Inc.:

We have audited the accompanying balance sheet of Real Value Estates, Inc. (a Nevada corporation in the development stage) as of May 31, 2009, and the related statement of operations, stockholders' equity, and cash flows for the year ended May 31, 2009, and from inception (December 20, 2007) through May 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Value Estates, Inc. as of May 31, 2009, and the results of its operations and its cash flows for the year ended May 31, 2009, and from inception (December 20, 2007) through May 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of May 31, 2009, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 4 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,


/s/ Alan Weinberg CPA
----------------------------------
Weinberg & Associates LLC
Baltimore, Maryland
July 2, 2009

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED


      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM- MAY 31, 2008

To the Board of Directors
Real Value Estates, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Real Value Estates, Inc. (A Development Stage Company) as of May 31, 2008, and the related statement of operations, stockholders' equity and cash flow from inception on December 20, 2007 through May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Value Estates, Inc. (A Development Stage Company) as of May 31, 2008, and the related statement of operations, stockholders' equity and cash flow from inception on December 20, 2007 through May 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has an accumulated deficit of $85, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
-----------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
June 17, 2008

               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7499 Fax (702) 253-7501

                            REAL VALUE ESTATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           AS OF MAY 31, 2009 AND 2008

                                                                               May 31,            May 31,
                                                                                2009               2008
                                                                              --------           --------
ASSETS

Current Assets
  Cash                                                                        $  9,953           $ 60,123
                                                                              --------           --------

      Total Current Assets                                                       9,953             60,123
                                                                              ========           ========

Total Assets                                                                  $  9,953           $ 60,123
                                                                              ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
  Accounts payable and accrued expenses                                       $     --           $     --
                                                                              --------           --------
      Total Current Liabilities                                                     --                 --

Stockholders' Equity
  Preferred Stock, authorized 50,000,000 shares, par value $0.0001
  Common Stock, authorized 100,000,000 shares, par value $0.0001
  Issued and outstanding on May 31, 2009 is 6,380,200 (May 31, 2008:
   6,380,200) common stock                                                         638                638
  Paid in Capital                                                               59,570             59,570
  Deficit Accumulated During the
  Development Stage                                                            (50,255)               (85)
                                                                              --------           --------

     Total Stockholders' Equity                                               $  9,953           $ 60,123
                                                                              ========           ========


               The accompanying notes to financial statements are
                 an integral part of these financial statements.

                            REAL VALUE ESTATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
         FOR THE YEAR ENDED MAY 31, 2009 AND THE PERIOD FROM INCEPTION
    (DECEMBER 20, 2007) THROUGH MAY 31, 2008, AND CUMULATIVE FROM INCEPTION
                    (DECEMBER 20, 2007) THROUGH MAY 31, 2009

                                                                 December 20, 2007     December 20, 2007
                                                Year Ended        (Inception) To        (Inception) To
                                                  May 31,             May 31,              May 31,
                                                   2009                2008                  2009
                                                ----------          ----------            ----------
Revenue                                         $       --          $       --            $       --

Expenses
  Filing Fees                                        1,562                  --                 1,562
  General and Administrative (Note 5)               18,503                  85                18,588
  Professional Fees                                 30,104                  --                30,104
                                                ----------          ----------            ----------

Loss before income taxes                            50,170                  85                50,255
                                                ----------          ----------            ----------
Provision for Income Taxes                              --                  --                    --
                                                ----------          ----------            ----------

Net (Loss)                                      $  (50,170          $      (85            $  (50,255)
                                                ==========          ==========            ==========
Basic and Diluted (Loss) per Common Shares               a                   a
                                                ----------          ----------
Weighted Average Number of Common Shares         6,380,200           5,516,517
                                                ----------          ----------

----------
a = Less than ($0.01) per share


               The accompanying notes to financial statements are
                an integral part of these financial statements.

                            REAL VALUE ESTATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (DECEMBER 20, 2007)
                              THROUGH MAY 31, 2008
                            AND THROUGH MAY 31, 2009

                                                                                 Deficit
                                                                               Accumulated
                                            Common Stock         Additional     During the
                                         ------------------        Paid in     Development         Total
                                         Shares      Amount        Capital         Stage          Equity
                                         ------      ------        -------         -----          ------
INCEPTION DECEMBER 20, 2007                   --      $  --       $     --       $      --       $     --

Common stock issued  to Directors      5,000,000        500          4,500                          5,000
 for cash December 20, 2007                                             --                             --
 at 0.001 per share

Private placement closed on
 March 31 @ 0.04 per share             1,380,200        138         55,070                         55,208

Net loss for the year                                                                  (85)           (85)
                                      ----------      -----       --------       ---------       --------
BALANCE, MAY 31, 2008                  6,380,200        638         59,570             (85)        60,123

Net loss for the year                                                              (50,170)       (50,170)
                                      ----------      -----       --------       ---------       --------

BALANCE, MAY 31, 2009                  6,380,200      $ 638       $ 59,570       $ (50,255)      $  9,953
                                      ==========      =====       ========       =========       ========


               The accompanying notes to financial statements are
                 an integral part of these financial statements

                            REAL VALUE ESTATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
         FOR THE YEAR ENDED MAY 31, 2009 AND THE PERIOD FROM INCEPTION
    (DECEMBER 20, 2007) THROUGH MAY 31, 2008, AND CUMULATIVE FROM INCEPTION
                    (DECEMBER 20, 2007) THROUGH MAY 31, 2009


                                                                      December 20, 2007    December 20, 2007
                                                      Year Ended       (Inception) To       (Inception) To
                                                        May 31,            May 31,             May 31,
                                                         2009               2008                 2009
                                                       --------           --------             --------
OPERATING ACTIVITIES
  Net (Loss)                                           $(50,170)          $    (85)            $(50,255)
  Adjustments To Reconcile Net Loss To                       --                 --
   Changes in net assets and liabilities-
     Accounts payable and accrued liabilities                --                 --                   --
                                                       --------           --------             --------
Net Cash Used By Operating Activities                   (50,170)               (85)             (50,255)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                     --             60,208               60,208
                                                       --------           --------             --------
Cash Provided by Financing Activities                        --             60,208               60,208
                                                       --------           --------             --------

Net Increase in Cash                                    (50,170)            60,123                9,953

Cash, Beginning of Period                                60,123                 --                   --
                                                       --------           --------             --------

Cash, End of Period                                    $  9,953           $ 60,123             $  9,953
                                                       ========           ========             ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                           $     --           $     --             $     --
  Cash paid for interest                               $     --           $     --             $     --


               The accompanying notes to financial statements are
                 an integral part of these financial statements.

                            REAL VALUE ESTATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2009

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

NOTE 3. ADVERTISING

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of May 31, 2009.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 20, 2007) to May 31, 2009 of $50,255. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Since December 20, 2007 (inception) through May 31, 2009, the company paid $11,962 to its Directors, for consulting services.

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

NOTE 7. NET OPERATING LOSSES

As of May 31, 2009, the Company has a net operating loss carry-forward of approximately $50,170, which will expire 20 years from the date the loss was incurred.

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

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective for the interim period ended February 28, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 became effective 60 days after the SEC approved the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. SAB No. 110 does not have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). SFAS No. 160 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. FAS No. 141 (revised 2007) has no effect on the Company's financial position, statements of operations, or cash flows at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this year end report, being the fiscal year ended May 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. As of May 31, 2009, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the year ended May 31, 2009, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

INHERIT LIMITATIONS OF INTERNAL CONTROL

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

Management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

As at July 28, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

     Name                      Position Held With Company             Age         Date First Elected or Appointed
     ----                      --------------------------             ---         -------------------------------
Marina Karpilovski          President and Director                    48                  December 20, 2007
Michael Zazkis              Secretary, Treasurer and Director         51                  December 20, 2007

BUSINESS EXPERIENCE

MS. MARINA KARPILOVSKI

Ms. Karpilovski is our President and a director. She has served in these capacities since we were incorporated on December 20, 2007. Since 1992, Ms. Karpilovski has worked with the Israeli and International tourist industry organizing local and international conferences. Since December 1995, Ms. Karpilovski has served as office manager of an office of Rose Travel Ltd. in Tel Aviv, Israel. In that capacity she manages a team of sales representatives and is in charge of day to day operation of the travel agency. Ms. Karpilovski holds a B.Sc degree in Mechanical Engineering from Kharkov University in Russia.

MR. MICHAEL ZAZKIS

Mr. Zazkis is our Secretary, Treasurer and a director, and has served in these capacities since we were incorporated on December 20, 2007. Since 2001, Mr. Zazkis has been president of PrimeCap Mortgages Ltd., a real estate and mortgage investment company he owns, which has an emphasis on small- to medium-sized project development. Prior to this business, Mr. Zazkis worked in engineering, management and project development capacities for over 20 years for a number of large Israeli and international companies such as Iscar Blades Ltd and Iscar. He holds a B.Sc degree in Mechanical Engineering from Israel Institute of Technology and a certificate of Mortgage Broker from the University of British Columbia.

BOARD COMPOSITION

Our Bylaws provide that the Board of Directors shall consist of one or more members, but not more than nine, and that our shareholders shall determine the number of directors at each regular meeting. Each director serves for a term that expires at the next regular meeting of the shareholders or until his successor is elected and qualified.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee "financial expert." As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

POTENTIAL CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." Our determination of independence of directors is made using the definition of "independent director" contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market ("NASDAQ"), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of "independent" as within the meaning of such rules as a result of their current positions as our executive officers.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the executive officers described above.

FAMILY RELATIONSHIPS

There are no family relationships between our officers and directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Specific due dates for these reports have been established. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2008, all Section 16(a) filing requirements applicable to its directors, executive officers, and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers and directors during the fiscal years ended May 31, 2008 and Inception (December 20, 2007) to May 31, 2008.

                           SUMMARY COMPENSATION TABLE

                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Marina          2009      --         --         --           --           --               --           5,000 (1)       5,000
Karpilovski,    2008      --         --         --           --           --               --              --              --
President and
Director

Michael Zazkis, 2009      --         --         --           --           --               --           6,962 (2)       6,962
President,      2008      --         --         --           --           --               --              --              --
Treasurer and
Director

----------
(1) Between December 20, 2007 (inception) and May 31, 2009, Marina Karpilovski was paid an aggregate of $5,000 in consideration for certain consulting services rendered to us.
(2) Between December 20, 2007 (inception) and May 31, 2009, a company owned by Michael Zazkis was paid an aggregate of $6,962 in consideration for certain consulting services rendered to us.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at May 31, 2009.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL ARRANGEMENTS

There are currently no employments or other contracts or arrangements with our executive officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

COMPENSATION OF DIRECTORS

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of Real Value Estates other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of October 2, 2008 for:

     * each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
     *    each of our executive officers;
     *    each of our directors; and
     *    all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/o Real Value Estates Inc., 3/11 Trumpeldor St., Holon 58271, Israel.

The percentage ownership information shown in the table below is calculated based on 6,380,200 shares of our common stock issued and outstanding as of October 2, 2008. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

                                                        Amount and
                                                        Nature of
Title of                                                Beneficial       Percent
 Class        Name and Address of Beneficial Owner      Ownership       of Class
 -----        ------------------------------------      ---------       --------

Common        Marina Karpilovski President and          1,000,000        15.67%
              Director (1)

Common        Michael Zazkis Secretary, Treasurer       4,000,000        62.70%
              and Director (2)

Common        Directors and officers as a group         5,000,000        78.37%
              (three persons)

----------
(1)  Marina's address is 3/11 Trumpeldor st., Holon, Israel 58271
(2)  Michael Zazkis's address is 25 Tashah st., Zichron Yakov, Israel 30900

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

We do not have any issued and outstanding securities that are convertible into common stock. Other than the shares covered by the registration statement of which this prospectus is a part, we have not registered any shares for sale by security holders under the Securities Act. None of our stockholders are entitled to registration rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

REAL PROPERTY
We currently maintain our corporate office at 3/11 Trumpeldor St. Holon 58271, Israel, in space provided to us by our President. We do not pay any rental fees for use of this space.

STOCK TRANSACTIONS

On December 20, 2007, pursuant to the terms of a subscription agreement, we sold 1,000,000 shares of our common stock to Ms. Marina Karpilovski, our President and member of our Board of Directors, for cash payment to us of $0.001 per share, or $1,000 in the aggregate.

On December 20, 2007 pursuant to the terms of a subscription agreement, we sold 4,000,000 shares of our common stock to Mr. Michael Zazkis, our Secretary, Treasurer and member of our Board of Directors, for cash payment to us of $0.001 per share, or $4,000 in the aggregate.

Our officers and directors may be considered promoters of the Company due to their participation in and management of the business since our incorporation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Moore and Associates, Chartered Accountants, served as our independent registered public accounting firm from Inception to March 11, 2009. On March 11, 2009, our Board of Directors approved the dismissal of Moore & Associates, Chartered, Independent Registered Public Accounting Firm, the independent registered public accounting firm who had been engaged as the principal accountant to audit our financial statements, and the appointment of Alan Weinberg CPA as its new auditor.

AUDIT FEES

The aggregate fees billed during the fiscal years ended May 31, 2009 and December 20, 2007 (inception) to May 31, 2008 by Moore and Associates, Chartered Accountants and by Alan Weinberg CPA for professional services and for the audit of our 2008 financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                                  Years Ended
                                                                 May 31, 2009
                                                               and Inception to
                                                                    May 31,
                                                                     2008
                                                                   --------

Alan Weinberg CPA Audit Fees and Audit Related Fees                $  1,500
Moore and Associates Audit Fees and Audit Related Fees             $  2,750
Tax Fees                                                           $      0
All Other Fees                                                     $      0
                                                                   --------
Total                                                              $  4,250 (1)
                                                                   ========

----------
(1)  Audit fees for year ended May 31, 2009 have not yet been billed to us yet

In the above table, "audit fees" are fees billed by our company's external auditor for services provided in auditing our company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. "All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

PRE APPROVAL POLICIES AND PROCEDURES

We do not have a separately designation Audit Committee. The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

The Board of Directors has considered the nature and amount of fees billed by Moore and Associates, Chartered Accountants and believes that the provision of services for activities related to the audit is not compatible with maintaining Moore and Associates, Chartered Accountants.

The Board of Directors has considered the nature and amount of fees billed by Alan Weinberg CPA, and believes that the provision of services for activities related to the audit is compatible with maintaining Alan Weinberg CPA.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number                               Description
------                               -----------

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Real Value Estates, Inc.'s Registration Statement on Form S-1 (File No. 333-153846)).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 of Real Value Estates, Inc.'s Registration Statement on Form S-1 (File No. 333-153846)).

4.1       Specimen Common Stock Certificate (incorporated by reference to
          Exhibit 3.1 of Real Value Estates, Inc.'s Registration Statement on Form S-1 (File No. 333-153846)).

10.1 Form of Subscription Agreement entered into between the Company and Marina Karpilovski on December 20, 2007 (incorporated by reference to
          Exhibit 10.1 of Real Value Estates, Inc.'s Registration Statement on Form S-1 (File No. 333-153846)).

10.2 Form of Subscription Agreement entered into between the Company and Michael Zazkis on December 20, 2007 (incorporated by reference to
          Exhibit 10.2 of Real Value Estates, Inc.'s Registration Statement on Form S-1 (File No. 333-153846)).

10.3 Form of Subscription Agreement entered into in connection with the March 31, 2008 private placement (incorporated by reference to Exhibit
          10.3 of Real Value Estates, Inc.'s Registration Statement on Form S-1 (File No. 333-153846)).

10.4 Agreement with foreclosure.com dated July 29, 2008 (incorporated by reference to Exhibit 10.1 of Real Value Estates, Inc.'s Registration Statement on Form S-1 (File No. 333-153846)).

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification of Principal Executive Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification of Principal Financial Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Real Value Estates, Inc.


By: /s/ Marina Karpilovlski
   --------------------------------------------------------------------
   Marina Karpilovlski, President and Director
   (Principal Executive and  Principal Financial and Accounting Officer)
   Dated: July 28, 2009


By: /s/ Michael Zazkis
   --------------------------------------------------------------------
   Michael Zazkis, Secretary , Treasurer and Director
   Dated: July 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Marina Karpilovlski
   --------------------------------------------------------------------
   Marina Karpilovlski, President and Director
   (Principal Executive and  Principal Financial and Accounting Officer)
   Dated: July 28, 2009


By: /s/ Michael Zazkis
   --------------------------------------------------------------------
   Michael Zazkis, Secretary , Treasurer and Director
   Dated: July 28, 2009