Form 10-Q
period 2009-08-31
Real Value Estates Inc
filed 2009-10-01
CIK 1435936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2009

                                       or

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

There were 6,380,200 shares of common stock, $0.0001 par value per share, outstanding on September 25, 2009.

                            REAL VALUE ESTATES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE PERIOD ENDING AUGUST 31, 2009

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

 Item 2: Management's Discussion and Analysis Or Plan of Operation.......... 12

 Item 3: Quantitative and Qualitative Disclosures about Market Risk......... 13

 Item 4: Controls and Procedures............................................ 13

                            PART II - OTHER INFORMATION

 Item 1: Legal Proceedings.................................................. 15

 Item 1A: Risk Factors...................................................... 15

 Item 2: Unregistered Sales of Equity Securities and Use of Proceeds........ 15

 Item 3: Defaults Upon Senior Securities.................................... 15

 Item 4: Submission of Matters to a Vote of Security Holders................ 15

 Item 5: Other Information.................................................. 15

 Item 6: Exhibits........................................................... 15

 Signatures................................................................. 16

References in this Form 10-Q to "we", "us", "our", the "Company" and "Real Value" refers to Real Value Estates, Inc. unless otherwise noted.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                        August 31,          May 31,
                                                                          2009               2009
                                                                        --------           --------
                                                                       (unaudited)         (audited)
ASSETS

Current Assets
  Cash                                                                  $  7,463           $  9,953
                                                                        --------           --------
      Total Current Assets                                              $  7,463           $  9,953
                                                                        ========           ========

Total Assets                                                            $  7,463           $  9,953
                                                                        ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
  Accounts payable and accrued expenses                                 $     --           $     --
                                                                        --------           --------
      Total Current Liabilities                                               --                 --

Stockholders' Equity
  Preferred Stock, authorized 50,000,000 shares, par value $0.0001
  Common Stock, authorized 100,000,000 shares, par value $0.0001
  Issued and outstanding on September 25, 2009 is 6,380,200
   (May 31, 2009: 6,380,200) common stock                                    638                638
  Paid in Capital                                                         59,570             59,570
  Deficit Accumulated During the
  Development Stage                                                      (52,745)           (50,255)
                                                                        --------           --------
      Total Stockholders' Equity                                           7,463              9,953
                                                                        --------           --------

Total Liabilities and Stockholders' Equity                              $  7,463           $  9,953
                                                                        ========           ========


   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008,
                AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007)
                             THROUGH AUGUST 31, 2009
                                   (unaudited)

                                                   Three month          Three month       December 20, 2007
                                                      ended                ended            (Inception) To
                                                    August 31,           August 31,           August 31,
                                                       2009                 2008                 2009
                                                    ----------           ----------           ----------
Revenue                                             $       --           $       --           $       --

Expenses
  Filing Fees                                              320                   --                1,882
  General and Administrative (Note 5)                      170                  361               18,758
  Professional Fees                                      2,000                5,000               32,104
                                                    ----------           ----------           ----------

Loss before income taxes                                 2,490                5,361               52,745
                                                    ----------           ----------           ----------

Provision for Income Taxes                                  --                   --                   --
                                                    ----------           ----------           ----------

Net (Loss)                                          $   (2,490)          $   (5,361)          $  (52,745)
                                                    ==========           ==========           ==========

Basic and Diluted
  (Loss) per Common Shares                                   a                    a
                                                    ----------           ----------

  Weighted Average Number of Common Shares           6,380,200            5,516,517
                                                    ----------           ----------

----------
a = Less than ($0.01) per share


   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (DECEMBER 20, 2007)
                             THROUGH AUGUST 31, 2009
                                   (unaudited)

                                                                                 Deficit
                                                                               Accumulated
                                            Common Stock         Additional     During the
                                         ------------------        Paid in     Development         Total
                                         Shares      Amount        Capital         Stage          Equity
                                         ------      ------        -------         -----          ------
INCEPTION DECEMBER 20, 2007                   --      $  --       $     --       $      --       $     --

Common stock issued  to Directors      5,000,000        500          4,500                          5,000
 for cash December 20, 2007                                             --                             --
 at 0.001 per share

Private placement closed on
 March 31 @ 0.04 per share             1,380,200        138         55,070                         55,208

Net loss for the year                                                                  (85)           (85)
                                      ----------      -----       --------       ---------       --------
BALANCE, MAY 31, 2008                  6,380,200        638         59,570             (85)        60,123

Net loss for the year                                                              (50,170)       (50,170)
                                      ----------      -----       --------       ---------       --------
BALANCE, MAY 31, 2009                  6,380,200        638         59,570         (50,255)         9,953

Net loss for the period                                                             (2,490)        (2,490)
                                      ----------      -----       --------       ---------       --------

BALANCE, AUGUST 31, 2009               6,380,200      $ 638       $ 59,570       $ (52,745)      $  7,463
                                      ==========      =====       ========       =========       ========


   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008,
                AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007)
                             THROUGH AUGUST 31, 2009
                                   (unaudited)

                                                       Three month        Three month     December 20, 2007
                                                          ended              ended          (Inception) To
                                                        August 31,         August 31,         August 31,
                                                           2009               2008               2009
                                                         --------           --------           --------
Operating Activities
  Net (Loss)                                             $ (2,490)          $ (5,361)          $(52,745)
  Adjustments To Reconcile Net Loss To                         --                 --                 --
   Changes in net assets and liabilities-
     Accounts payable and accrued liabilities                  --                 --                 --
                                                         --------           --------           --------
Net Cash Used By Operating Activities                      (2,490)            (5,361)           (52,745)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                       --                 --             60,208
                                                         --------           --------           --------
Cash Provided by Financing Activities                          --                 --             60,208
                                                         --------           --------           --------

Net Increase in Cash                                       (2,490)            (5,361)             7,463

Cash, Beginning of Period                                   9,953             60,123                 --
                                                         --------           --------           --------

Cash, End of Period                                      $  7,463           $ 54,762           $  7,463
                                                         ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                             $     --           $     --           $     --
  Cash paid for interest                                 $     --           $     --           $     --


   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2009


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

UNADITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of Real Value Estates, Inc. as of August 31, 2009, and for the three months and ended August 31, 2009, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Real Value Estates, Inc.'s financial position as of August 31, 2009, and the results of its operations and its cash flows for the three months and ended August 31, 2009, and August 31, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending May 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company's audited financial statements as of May 31, 2009, filed with the SEC for additional information, including significant accounting policies.

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

NOTE 3. ADVERTISING

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of August 31, 2009.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 20, 2007) to August 31, 2009 of $52,745. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. NET OPERATING LOSSES

As of August 31, 2009, the Company has a net operating loss carry-forward of approximately $52,745, which will expire 20 years from the date the loss was incurred.

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

Since inception (December 20, 2007) to August 31, 2009, the Company accepted subscriptions for 1,380,200 common shares from 37 investors under a private placement scheduled to close on March 31, 2008. The private placement was not subject to any minimum investment and was priced at $0.04 per share. The Company accepted the subscriptions on various dates throughout the year.

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

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective for the interim period ended August 31, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behaviour (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behaviour may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. SAB No. 110 does not have an impact on the Company's financial position, results of operations or cash flows.

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

We are a development stage company with very limited operations to date, no revenue and very limited financial backing. We have established the following goals over the next 12 months:

     * complete development of our website and launch it publicly by December 2009;
     * drive traffic to our website through marketing efforts utilizing online advertising campaigns using Google AdWords, and information style email advertising campaigns;
     * generate revenue by December of 2009, (approximately three months following the planned launch of our website), through receipt of premium membership fees paid by our premium subscribers, the commissions from foreclosure.com for referring subscribers to their site, as well as through fees paid to us from advertisers on our site; and
     *    achieve break-even results of operations.

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

During the first quarter, our executive directors continued to develop the content for our website. We added articles and videos about different aspects of buying foreclosures. This process is expected to be an ongoing interactive process for the next several months. We expect to incur additional development and programming costs in the second and third quarter.

RESULTS OF OPERATIONS

Our company posted losses of $2,490 for the three month ended August 31, 2009. Compared to posted losses of $5,361 for the three month ended August 31, 2008. From inception to August 31, 2009 we have incurred losses of $52,745. The principal component of our losses for the first quarter included filing fees of $320general and administrative costs of $170 and professional fees of $2,000.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2009, we had working capital of $7,463 compared to $9,953 at May 31, 2009. We opened the first quarter with approximately 9,953 in cash. As of the date hereof, we have approximately $7,463.

Because we have not generated any revenue from our business, and currently have a budgeted shortfall and we will need to raise significant, additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our current cash balances will be extinguished within the next 3-6 months provided we do not have any unanticipated expenses. Our ability to successfully develop our product and to eventually produce and sell it to generate operating revenues also depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and if this occurs we will not be able to pay our development and marketing costs and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our planned website and our business model. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. The resale of shares by our existing shareholders pursuant to this prospectus may result in significant downward pressure on the price of our common stock and cause negative impact on our ability to sell additional equity securities. Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we were able to even obtain loans.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended August 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. As of August 31,

2009, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the most recent quarter ended August 31, 2009, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

                                        REAL VALUE ESTATES, INC.


Date: October 1, 2009                   By: /s/ Marina Karpilovski
                                           -------------------------------------
                                        Name:  Marina Karpilovski
                                        Title: President and Director (Principal
                                               Executive and Principal Financial
                                               and Accounting Officer)


Date: October 1, 2009                   By: /s/ Michael Zazkis
                                           -------------------------------------
                                        Name:  Michael Zazkis
                                        Title: Secretary, Treasurer and Director