Form 10-Q
period 2009-11-30
Real Value Estates Inc
filed 2009-12-21
CIK 1435936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2009

                                       or

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

There were 6,380,200 shares of common stock, $0.0001 par value per share, outstanding on December 21, 2009.

                            REAL VALUE ESTATES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                     FOR THE PERIOD ENDING NOVEMBER 30, 2009

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

 Item 2: Management's Discussion and Analysis Or Plan of Operation.......... 11

 Item 3: Quantitative and Qualitative Disclosures about Market Risk......... 13

 Item 4: Controls and Procedures............................................ 13

                            PART II - OTHER INFORMATION

 Item 1: Legal Proceedings.................................................. 14

 Item 1A: Risk Factors...................................................... 14

 Item 2: Unregistered Sales of Equity Securities and Use of Proceeds........ 14

 Item 3: Defaults Upon Senior Securities.................................... 14

 Item 4: Submission of Matters to a Vote of Security Holders................ 14

 Item 5: Other Information.................................................. 14

 Item 6: Exhibits........................................................... 14

 Signatures................................................................. 15

References in this Form 10-Q to "we", "us", "our", the "Company" and "Real Value" refers to Real Value Estates, Inc. unless otherwise noted.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                           November 30,         May 31,
                                                                              2009               2009
                                                                            --------           --------
                                                                           (unaudited)         (audited)
ASSETS

Current Assets
  Cash                                                                      $  5,184           $  9,953
                                                                            --------           --------
      Total Current Assets                                                  $  5,184           $  9,953
                                                                            ========           ========

Total Assets                                                                $  5,184           $  9,953
                                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
  Accounts payable and accrued expenses                                     $     --           $     --
                                                                            --------           --------
      Total Current Liabilities                                                   --                 --

Stockholders' Equity
  Preferred Stock, authorized 50,000,000 shares, par value $0.0001
  Common Stock, authorized 100,000,000 shares, par value $0.0001
  Issued and outstanding on November 30, 2009 is 6,380,200
   (May 31, 2009: 6,380,200) common stock                                        638                638
  Paid in Capital                                                             59,570             59,570
  Deficit Accumulated During the Development Stage                           (55,024)           (50,255)
                                                                            --------           --------
      Total Stockholders' Equity                                               5,184              9,953
                                                                            --------           --------

Total Liabilities and Stockholders' Equity                                  $  5,184           $  9,953
                                                                            ========           ========


   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
            FOR TREE AND SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008,
                AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007)
                            THROUGH NOVEMBER 30, 2009
                                   (unaudited)

                                        Three month      Three month       Six month        Six month    December 20, 2007
                                           ended            ended            ended            ended       (Inception) To
                                        November 30,     November 30,     November 30,     November 30,     November 30,
                                           2009             2008             2009             2008             2009
                                        ----------       ----------       ----------       ----------       ----------
Revenue                                 $       --       $       --       $       --       $       --       $       --

Expenses
  Filing Fees                                   80            1,242              400            1,242            1,962
  General and Administrative (Note 5)          850              521              870              882           19,458
  Professional Fees                          1,500            1,335            3,500            6,335           33,604
                                        ----------       ----------       ----------       ----------       ----------

Loss before income taxes                     2,430            3,098            4,770            8,459           55,024
                                        ----------       ----------       ----------       ----------       ----------

Provision for Income Taxes                      --               --               --
                                        ----------       ----------       ----------       ----------       ----------

Net (Loss)                              $   (2,430)      $   (3,098)      $   (4,770)      $   (8,459)      $  (55,024)
                                        ==========       ==========       ==========       ==========       ==========
Basic and Diluted
  (Loss) per Common Shares                       a                a                a                a
                                        ----------       ----------       ----------       ----------
Weighted Average Number of
 Common Shares                           6,380,200        5,516,517        6,380,200        5,516,517
                                        ----------       ----------       ----------       ----------

----------
a = Less than ($0.01) per share


   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM INCEPTION (DECEMBER 20, 2007)
                            THROUGH NOVEMBER 30, 2009
                                   (unaudited)

                                                                                  Deficit
                                                                                Accumulated
                                            Common Stock          Additional     During the
                                         ------------------        Paid in      Development        Total
                                         Shares      Amount        Capital         Stage          Equity
                                         ------      ------        -------         -----          ------
INCEPTION DECEMBER 20, 2007                   --      $  --       $     --       $      --       $     --

Common stock issued  to Directors      5,000,000        500          4,500                          5,000
 for cash December 20, 2007                                             --                             --
 at 0.001 per share

Private placement closed on
 March 31 @ 0.04 per share             1,380,200        138         55,070                         55,208

Net loss for the year                                                                  (85)           (85)
                                      ----------      -----       --------       ---------       --------
BALANCE, MAY 31, 2008                  6,380,200        638         59,570             (85)        60,123

Net loss for the year                                                              (50,170)       (50,170)
                                      ----------      -----       --------       ---------       --------
BALANCE, MAY 31, 2009                  6,380,200        638         59,570         (50,255)         9,953

Net loss for the period                                                             (4,769)        (4,769)
                                      ----------      -----       --------       ---------       --------

BALANCE, NOVEMBER 30, 2009             6,380,200      $ 638       $ 59,570       $ (55,024)      $  5,184
                                      ==========      =====       ========       =========       ========


   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008,
                AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007)
                            THROUGH NOVEMBER 30, 2009
                                   (unaudited)

                                                        Six month          Six month      December 20, 2007
                                                          ended              ended         (Inception) To
                                                       November 30,       November 30,       November 30,
                                                          2009               2008               2009
                                                        --------           --------           --------
OPERATING ACTIVITIES
  Net (Loss)                                            $ (4,770)          $ (8,460)          $(55,024)
  Adjustments To Reconcile Net Loss To
   Changes in Net Assets and Liabilities -
     Accounts payable and accrued liabilities                 --                 --                 --
                                                        --------           --------           --------
Net Cash Used By Operating Activities                     (4,770)            (8,460)           (55,024)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                      --                 --             60,208
                                                        --------           --------           --------
Cash Provided by Financing Activities                         --                 --             60,208
                                                        --------           --------           --------

Net Increase in Cash                                      (4,770)            (8,460)             5,184

Cash, Beginning of Period                                  9,953             60,123                 --
                                                        --------           --------           --------

Cash, End of Period                                     $  5,184           $ 51,663           $  5,184
                                                        ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                            $     --           $     --           $     --
  Cash paid for interest                                $     --           $     --           $     --


   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                            REAL VALUE ESTATES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2009


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the state of Nevada on December 20, 2007. The Company has limited operations and is considered a development stage company and has not yet realized any revenues from its planned operations.

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

UNADITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of Real Value Estates, Inc. as of November 30, 2009, and for the period ended November 30, 2009, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Real Value Estates, Inc.'s financial position as of November 30, 2009, and the results of its operations and its cash flows for the period ended November 30, 2009, and November 30, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending May 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company's audited financial statements as of May 31, 2008, filed with the SEC for additional information, including significant accounting policies.

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

INCOME TAXES

Income taxes are provided in accordance with FASB ASC 740. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

NOTE 3. ADVERTISING

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of November 30, 2009.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 20, 2007) to November 30, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. NET OPERATING LOSSES

As of November 30, 2009, the Company has a net operating loss carry-forward of approximately $55,024 which will expire 20 years from the date the loss was incurred.

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

Since inception (December 20, 2007) to November 30, 2009, the Company accepted subscriptions for 1,380,200 common shares from 37 investors under a private placement scheduled to close on March 31, 2008. The private placement was not subject to any minimum investment and was priced at $0.04 per share. The Company accepted the subscriptions on various dates throughout the year.

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), codified in FASB ASC 820-10-65, which provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company's results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165") codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009. FASB ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated events occurring between the balance sheet date and December 17, 2009, the date the financial statements were issued and there were no reportable events.

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

RESULTS OF OPERATIONS

Our company posted losses of $2,430 for the three month ended November 30, 2009. Compared to posted losses of $3,098 for the three month ended November 30, 2008. From inception to November 30, 2009 we have incurred losses of $55,024. The principal component of our losses for the second quarter included filing fees of $80 general and administrative costs of $850 and professional fees of $1,500

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2009, we had working capital of $5,184 compared to $9,953 at May 31, 2009. We opened the second quarter with approximately $7,463 in cash. As of the date hereof, we have approximately $5,184.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended November 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. As of November 30, 2009, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the most recent quarter ended November 30, 2009, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

                                        REAL VALUE ESTATES, INC.


Date: December 21, 2009                 By: /s/ Marina Karpilovski
                                           -------------------------------------
                                        Name:  Marina Karpilovski
                                        Title: President and Director (Principal
                                               Executive and Principal Financial
                                               and Accounting Officer)


Date: December 21, 2009                 By: /s/ Michael Zazkis
                                           -------------------------------------
                                        Name:  Michael Zazkis
                                        Title: Secretary, Treasurer and Director