Form 10-Q
period 2010-02-28
Real Value Estates Inc
filed 2010-04-14
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

REAL VALUE ESTATES, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-53466	26-1616719
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

3970 Casa Blanca Road,  Reno, Nevada 89502

(Address of Principal Executive Office) (Zip Code)

(775) 200-0505

(Issuer’s telephone number, including area code)

3/11 Trumpeldor Street, Holon,  Israel

(Former name, former address and former fiscal year, if changed since last report)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.   Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	___	Accelerated filer	__
Non-accelerated filer	___	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes X

No ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

As of April 13, 2010 there were 6,380,200 shares of Common Stock issued and outstanding.

REAL VALUE ESTATES

(Index)

PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page
	Report Of Independent Registered Public Accountant……………………………………………………..	3
	Balance Sheet at February 28, 2010 (unaudited) and May 31, 2009 (audited)……………………………..	4
	Statement of income for the Three and Nine Months ended February 28, 2010 and February 28, 2009, and Cumulative since Inception (December 20, 2007) to February 28, 2010 (unaudited) ………………..	5
	Statement of Stockholders’ Equity since Inception to February 28, 2010 (unaudited)…………………….	6
	Statement of Cash Flows for the Nine Months ended February 28, 2010 and February 28, 2009 and from December 20, 2007 (Inception) to February 28, 2010 ……………………………………………………..	7
	Notes to Financial Statements…………………………………………………………………....................	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation……………….	12
Item 3.	Quantitative and Qualitative Disclosure about Market Risk………………………………………………..	14
Item 4.	Controls and Procedures…………………………………………………………………………………….	14
Item 4(t)	Controls and Procedures…………………………………………………………………………………….	14

PART II.-OTHER INFORMATION

Item 1.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and

Stockholders of Real Value Estates, Inc.

We have reviewed the balance sheet of Real Value Estates, Inc. (a Nevada corporation in the development stage) as of February 28, 2010, and the related statements of operations, stockholders' equity and cash flows for the three-month and nine-month periods ended February 28, 2010 and February 29, 2009, and from inception December 20, 2007 through February 28, 2010. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of February 28, 2010, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 4 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

April 14, 2010

REAL VALUE ESTATES, INC.
BALANCE SHEET As of February 28, 2010 and May 31, 2009
(Expressed in U.S. dollars)

	February 28,	May 31,
	2010	2009
	(unaudited)	(audited)
Assets:
Current Assets:
Cash	$ 3,329	$ 9,953
Total current assets	$ 3,329	$ 9,953

Total Assets	$ 3,329	$ 9,953

LIABILITIES AND STOCKHOLDER'S ( DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 120	$ -
Shareholder Loan	$ 25	$ -

Total current liabilities	$ 145	$ -

Stockholders' Equity:
Preferred Stock, authorized
50,000,000 shares, par value $0.0001
Common Stock, authorized
100,000,000 shares, par value $0.0001

Issued and outstanding on
February 28, 2010 is 6,380,200 (May 31, 2009: 6,380,200) common stock	638	638
Paid in Capital	59,570	59,570

Deficit Accumulated During the Development Stage	(57,024)	(50,255)

Total Stockholders' Equity	3,184	9,953

Total Liabilities and Stockholder's Equity	$ 3,329	$ 9,953

The Accompanying Notes Are An Integral Part Of These Financial Statements.

REAL VALUE ESTATES, INC. STATEMENTS OF INCOME
FOR THE PERIOD ENDED FEBRUARY 28, 2010 and 2009
(Expressed in U.S. dollars)

	Three Months	Three Months	Nine Months	Nine Months	December 20, 2007
	Ended	Ended	Ended	Ended	(inception) to
	Feb. 28, 2010	Feb. 28, 2009	Feb. 28, 2010	Feb. 28, 2009	Feb. 28, 2010

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Filing Fees	200	160	600	1,402	2,162
General and Administrative (Note 5)	300	17,346	1,169	18,229	19,758
Professional Fees	1,500	20,807	5,000	27,142	35,104

Loss before income taxes	2000	38,313	6,769	46,773	57,024
Provision for Income Taxes	-		-		-

Net (loss)	$ (2000)	$ (38,313)	$ (6,769)	$ (46,773)	$ (57,024)

Basic and Diluted
(Loss) per Common Shares	a	a	a	a

Weighted Average
Number of Common Shares	6,380,200	6,380,200	6,380,200	6,380,200

a = Less than ($0.01) per share

The Accompanying Notes Are An Integral Part Of These Financial Statements.

REAL VALUE ESTATES, INC. STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. dollars)

				Deficit
			Additional	Accumulated
	Common	Stock	Paid in	During the	Total
	Shares	Amount	Capital	Development Stage	Equity

Inception December 20,2007	-	$ -	$ -	$ -	$ -

Common stock issued to Directors	5,000,000	500	4,500		5,000
For cash December 20, 2007			-		-
at 0.001 per share

Private placement closed on
March 31 @ 0.04 per share	1,380,200	138	55,070		55,208

Net loss for the year				(85)	(85)
Balance, May 31, 2008	6,380,200	638	59,570	(85)	60,123

Net loss for the year				(50,170)	(50,170)
Balance, May 31, 2009	6,380,200	638	59,570	(50,255)	9,953

Net loss for the period				(6,769)	(6,769)
Balance, February 28, 2010	6,380,200	638	59,570	(57,024)	3,184

The Accompanying Notes Are An Integral Part Of These Financial Statements.

REAL VALUE ESTATES, INC. STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED FEBRUARY 28, 2010 and 2009
(Expressed in U.S. dollars)

			December 20,
	Nine months	Nine months	2007
	ended	ended	(Inception) To
	28-Feb	28-Feb	28-Feb
	2010	2009	2010
Operating Activities
Net (Loss)	$ (6,769)	$ (46,773)	$ (57,024)
Adjustments To Reconcile Net Loss To	-	-	-
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	120	1,521	120
Net Cash Used By Operating Activities	$ (6,649)	$ (45,252)	$ (56,904)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	$ -	$ -	$ 60,208
Shareholder Loan	25	-	25
Cash Provided by Financing Activities	25	-	60,233

Net Increase in Cash	(6,624)	(45,252)	3,329

Cash, Beginning of Period	9,953	60,123	-

Cash, End of Period	$ 3,329	$ 14,871	$ 3,329
	===========	===========	===========
Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -

The Accompanying Notes Are An Integral Part Of These Financial Statements.

REAL VALUE ESTATES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 28, 2010

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

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

BASIS OF ACCOUNTING

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 fiscal year end.

UNADITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of Real Value Estates, Inc. as of February 28, 2010, and for the periods ended February 28, 2010, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Real Value Estates, Inc.’s financial position as of February 28, 2010, and the results of its operations and its cash flows for the periods ended February 28, 2010, and February 28, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending May 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of May 31, 2009, filed with the SEC for additional information, including significant accounting policies.

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

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company’s financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

SOFTWARE DEVELOPMENT COSTS

Software development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company’s website up to its initial implementation.  Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method.  Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

NOTE 3.   ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of February 28, 2010.

NOTE 4.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period from inception (December 20, 2007) to February 28, 2010. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6.  INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   During fiscal 2010, 2009 and 2008, the Company incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.

NOTE 7.  NET OPERATING LOSSES

As of February 28, 2010, the Company has a net operating loss carry-forward of approximately $57,024, which will expire 20 years from the date the loss was incurred.

NOTE 8. STOCKHOLDERS’ EQUITY

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

Since inception (December 20, 2007) to August 31, 2009, the Company accepted subscriptions for 1,380,200 common shares from 37 investors under a private placement which closed on March 31, 2008. The private placement was not subject to any minimum investment and was priced at $0.04 per share. The Company accepted the subscriptions on various dates throughout the year.

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), codified in FASB ASC 820-10-65, which provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company's results of operations or financial condition.

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

NOTE 10: CHANGE OF CONTROL

On February 9, 2010 certain shareholders sold and transferred an aggregate of 5,000,000 shares of Common Stock representing approximately 78.37% of the issued and outstanding shares of the Company to certain buyers (“Buyers”), at $0.05 per share, for an aggregate purchase price of $250,000 (the “Purchase Price”). Such transaction is hereinafter referred to as the “Takeover” or the “Transaction”.

The table below represents the ownership and percentage of control by each of the new shareholders:

Name of Beneficial Owner	Class of Voting Stock	Number of Shares of Voting Stock Beneficially Owned	Percentage of Class (1)
Donald Lynch	Common Stock	1,000,000	15.67%
Peter Matousek	Common Stock	4,000,000	62.69%
All Officers & Directors As a Group (2 Persons)	Common Stock	5,000,000	78.37% (1)
	(1) Based on 6,380,200 shares of Common Stock issued and outstanding.

In connection with the Agreement, there was a change in the majority of the Company’s Board of Directors. Upon the consummation of the Takeover, Marina Karpilovski President and Director, and Michael Zazkis, Secretary, Treasurer & Director resigned and Mr. Donald Lynch was appointed as Director and Executive Officer of the Company and Mr. Mr. Peter Matousek was appointed as Director and Executive Officer of the Company.

NOTE 11: SUBSEQUENT EVENT

On March 12, 2010 the Company entered into a Share Exchange Agreement (the “Agreement” or the “Transaction”) with Global Power and Water Industries, Inc. (“Global Power”) which provides in part for us to acquire all of the issued and outstanding shares of common stock of Global Power in exchange for 800 million shares of our common stock. The number of shares to be issued to the Global Power shareholders is subject to further discussions and assumes that we have forward split our common stock on a basis of 74:1.

Closing of the Transaction will take place on or about August 31, 2010 and will be subject to compliance with certain conditions precedent including but not limited to satisfactory completion of all due diligence matters by both parties and delivery of audited financial statements by Global Power.

Global Power is a privately held company whose goal is to take advantage of emerging opportunities in the field of solar energy.  The company’s initial focus will be the development and installation of high-efficiency concentrator solar cell arrays, thermal electric technologies and advanced tracking systems.  Global Power’s initial focus will be in China.

Item 2.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010 contains “forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.

Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

OTHER PERTINENT INFORMATION

When used in this report, the terms "RV Estates," the "Company," “we," "our," and "us" refers to Real Value Estates, Inc., a Nevada corporation.

Overview and History

      We were incorporated on December 20, 2007 in the State of Nevada. We are a development stage company, and to date have not earned any revenues and currently do not have any significant assets.

              Our original business plan was to develop a website related to the residential real estate foreclosure market, containing an online social network for those involved in foreclosures, an online database with residential real estate foreclosure property listings and a knowledge base with educational and informational materials about the foreclosure market. We were not successful and management has chosen to pursue other business opportunities.

Subsequent Events

On March 12, 2010 we entered into a Share Exchange Agreement with Global Power and Water Industries, Inc.  (“Global Power”) which provides in part for us to acquire all of the issued and outstanding shares of common stock of Global Power in exchange for 800 million shares of our common stock.  Closing of the Transaction will take place on or about August 31, 2010 and will be subject to compliance with certain conditions precedent including but not limited to satisfactory completion of all due diligence matters by both parties and delivery of audited financial statements by Global Power.

Global Power is a privately held company whose goal is to take advantage of emerging opportunities in the field of solar energy. The company’s initial focus will be the development and installation of high-efficiency concentrator solar cell arrays, thermal electric technologies and advanced tracking systems.  Global Power’s initial focus will be in China.

Comparison of Operating Results for the Three and  Nine Months ended February 28, 2010 to the Three and Nine  Months Ended February 28, 2009 and cumulative from Inception (December 20, 2007)

Revenues:

We did not generate any revenues during the periods covered by this report.

Operating Expenses

Net Income (loss)

Our Net Loss for the three months ended February 28, 2010 and February 28, 2009 was $(2,000) and $(38,313).  Our Net Loss for the nine months ended February 28, 2010 and February 28, 2009 was $(6,769) and $(46,773).  Cumulative Net Loss since inception was $(57,024).

The significant decline in our losses for the three and nine months ended February 28, 2010 as compared to the same periods in 2009 is primarily attributable to a reduction in general and administrative expenses and professional fees.

Liquidity and Capital Resources

Assets and Liabilities

At February 28, 2010, we had cash totaling $3,329 as compared to $9,953 at May 31, 2009.  We had no other assets.  Current liabilities are minimal totaling $145 at February 28, 2010.  We will require additional working capital to continue operations.   There is currently no commitment of any kind to provide us with either debt or equity financing.

Even if we are successful in closing the transaction with Global Power, we will require a significant cash infusion to implement Global Power’s business plan.  Currently, we have no commitment for any additional funding.  The issuance of additional shares of our common stock will cause significant dilution to our current shareholders.  We may also issue debt securities.  There can be no assurance that we will be successful in securing debt financing and even if secured, it may be pursuant to terms and conditions which are not favorable or may require us to agree to certain restrictive covenants regarding our ongoing operations.

Critical Accounting Policies

Use of Estimates - Management’s discussion and analysis or plan of operation is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)

Inherent Limitations of Disclosure Controls and Internal Controls over Financial Reporting

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation or effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We believe that the current controls and procedures in place are effective and provide reasonable assurance of achieving their objectives

Item 4t.

Controls and Procedures

The information required by Item 4t is contained in Item 4.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

        None.

ITEM 1A.

RISK FACTORS

RISKS ASSOCIATED WITH THE COMPANY'S PROSPECTIVE BUSINESS AND OPERATIONS

There can be no assurance that we will be able to close our proposed acquisition.

Closing of the transaction with Global Power is subject to satisfaction of several conditions precedent including amending our articles of incorporation and delivery of audited financial statements.   There can be no assurance that all conditions precedent will be satisfied in which case we will have to look for and identify other investment or acquisition candidates.

We require additional working capital.

We lack adequate working capital to continue our operations.  Even if we close our transaction with Global Power, we will likely require both short-term financing for operations and long-term capital to fund our expected growth if we want to fully implement Global Power’s business plan.   Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us.  Any equity financing may be dilutive to shareholders, and debt financing, if available, would increase expenses and may involve restrictive covenants.

We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions.  Under these circumstances, if we unable to acquire additional capital or is required to raise it on terms that are less satisfactory than desired, it may have a material adverse effect on our financial condition.

Our ability to access credit and capital markets may be adversely affected by factors beyond our control, including turmoil in the financial services industry, volatility in financial markets and general economic downturns.

Market disruptions such as those currently being experienced in the United States and other countries may increase our cost of borrowing or adversely affect our ability to access sources of liquidity.   If we are unable to access credit at competitive rates or at all, or if our short-term or long-term borrowing costs dramatically increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected.

If we fail to comply with laws and regulations applicable to our planned business operations, we may incur significant financial penalties.

Our planned business operations will be subject to the laws of domestic and foreign jurisdictions.  If we fail to maintain our licenses or violate any of the regulations applicable to our licenses, then we may be required to pay fines or our licenses suspended or revoked.

We will operate in a highly competitive business with numerous competitors, most of whom will have greater financial resources than   us.

Competition in the solar field and in China is highly competitive, rapidly evolving and subject to constant change.  We will compete against large multi-national corporations with billions of dollars in assets.  If we are not able to develop a niche market, it is very unlikely that we will be able to compete effectively with these companies.

Our success will be largely dependent upon our key executive officers and other key personnel.

Our success will be largely dependent upon our new management.    The loss of their services would have a material adverse effect on our operations.   Although we believe that we would be able to locate a suitable replacement,   we cannot assure you that we would be able to do so.  In addition, our future operating results will substantially depend upon our ability to attract and retain highly qualified financial, technical, creative and administrative personnel.

RISKS RELATED TO OUR COMMON STOCK

Our stock price may be volatile.

The market price of our common stock has historically been volatile. We believe investors should expect continued volatility in our stock price as a result of various factors, including:

1. Low daily trading volume,

2. Generally large spreads between quoted bid and offer prices,

3. Uncertainty of the company's future,

4. Sales of substantial amounts of our common stock by existing stockholders, including short sales,

5. Company disclosures regarding the results of various stages of our operations.

Such volatility may make it difficult or impossible for you to obtain a favorable selling price for our shares.

There is a limited market for our common stock.

The trading market in our common stock has substantially less liquidity than the average trading market for companies quoted on   national stock exchanges and our price may fluctuate dramatically.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of the Company's common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company's performance. General market price declines or overall market  volatility  in the  future  could  adversely  affect  the  price  of the Company's  common stock,  and the current  market price may not be indicative of future market prices.

We may issue additional common shares in the future which would dilute the outstanding shares.

The prices at which we sell these securities and other terms and provisions will depend on prevailing market conditions and other factors in effect at that time, all of which are beyond our control.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures.  It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the  Sarbanes-Oxley  Act of 2002 ("SOX 404"), the Securities and Exchange  Commission adopted rules requiring public companies to  include a report of  management  on the  company's  internal  controls  over financial reporting in their annual and quarterly reports.  In addition, the independent registered public accounting firm auditing a company's financial statements  must also  attest to and report on  management's  assessment  of the effectiveness  of the company's  internal  controls over financial  reporting as well as the operating  effectiveness of the company's internal controls..

We expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby.  At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies  or material  weaknesses  in our internal  controls  that we cannot remediate in a timely manner or we are unable to receive a positive  attestation from our independent  auditors with respect to our internal controls,  investors and others may lose  confidence in the  reliability of our financial  statements and our ability to obtain equity or debt financing could suffer.

"Penny stock" rules may make buying or selling the common stock difficult and severely limit their market and liquidity.

Trading in the Company’s common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules".  The  Company's common  stock  qualifies  as penny stock and is covered by Section  15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"),  which imposes additional sales practice  requirements on broker/dealers who sell the Company's common stock in the market.  The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of the Company's common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens  imposed upon  broker/dealers  by the "penny stock" rules may discourage broker/dealers from effecting  transactions in the Company's common stock, which could  severely  limit  its  market  price and  liquidity.  This could prevent investors from reselling our common stock and may cause the price of the common stock to decline.

 A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Item 2.

Unregistered Sales of Equity Securities.

None.

Item 3.

Defaults upon senior securities.

None

 Item 4.

Submission of matters to a vote of security holders.

None.

Item 5.

Other information

None.

Item 6.

Exhibits

Number

  Exhibit Name and/or Identification of Exhibit

31.1 *

Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *

Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 .1 *

Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 .2 *

Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

REAL VALUE ESTATES, INC.

Date: April 14, 2010	By:	/s/ DENNIS T. KUSHNER
Dennis T. Kushner
Chief Executive Officer

Date: April 14, 2010	By:	/s/ DENNIS T. KUSHNER
Dennis T. Kushner
Chief Financial Officer