Form 10-K
period 2010-05-31
Real Value Estates Inc
filed 2010-08-30
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: May 31, 2010
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

XUN ENERGY, INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	000-53466	26-1616719
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

12518 NE Airport Way, Suite 148 No. 156 Portland Oregon  97230

(Address of Principal Executive Office) (Zip Code)

(775) 200-0505

(Registrant’s telephone number, including area code)

Real Value Estates, Inc.  3970 Casa Blanca Road Reno, Nevada  89502

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6,699,210 based on the price the Common Stock was last sold ($0.013125)  (Stock price reflects post 80:1 forward split of the Company common stock in July 2010).

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

A court.		Yes		No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 27, 2010 there were 510,416,000 shares of our Common Stock issued and outstanding. (Reflects 80:1 forward split of the Company common stock in July 2010.)

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1)Any annual report to security holders;(2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

This Form 10-K contains "forward-looking statements" relating to Xun Energy,  Inc. ("Xun Energy”,  "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

TABLE OF CONTENTS

PART I.                                                                   Page

Item 1.

Business

4

Item 1A.

Risk Factors

10

Item 1B.

Unresolved Staff Comments

13

Item 2.

Properties

13

Item 3.

Legal Proceedings

13

Item 4.

Submission of Matters to a Vote of Security Holders

13

PART II

Item 5.

Market for Common Equity Related Stockholder Matters and Issuer

Purchases of Equity Securities

13

Item 6.

Selected Financial Data

14

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operation

14

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk

16

Item 8.

Financial Statement and Supplemental Data

16

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

26

Item 9A

Controls and Procedures

26

Item 9B.

Other Information

27

                                                                          PART III

Item 10.

Directors, Executive Officers and Corporate Governance

27

Item 11.

Executive Compensation

28

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

29

Item 13.

Certain Relationships and Related Transactions, and Director

Independence

29

Item 14.

Principal Accounting Fees and Services

29

                                                                         PART IV

Item 15.

Exhibits, Financial Statement Schedule

30

PART I

Item 1.  Description of Business.

Background:

Corporate History:

We were incorporated on December 20, 2007 in the State of Nevada. We are a development stage company, and to date have not earned any revenue and currently do not have any significant assets. Our original business plan was to develop a website related to the residential real estate foreclosure market, containing an online social network for those involved in foreclosures, an online database with residential real estate foreclosure property listings and a knowledge base with educational and informational materials about the foreclosure market. We planned to include foreclosure listings searchable by state, county and city throughout the United States.  We were not successful with this endeavor.

In February 2010 pursuant to several privately negotiated stock sales, there was a change in control and new officers and directors were appointed.  Management determined that it would be in the best interests of the Company to change its business model and focus its further operations in the alternative energy field.  In connection with this revised business plan, the Company changed its name to Xun Energy, Inc.  Our Board of Directors believes that the name change was necessary to more accurately reflect the Company’s new business operations. The name change would assist shareholders, prospective investors and analysts in understanding our new business model by eliminating confusion with respect to our prior activities.

 In March 2010, the Company entered into a Share Exchange Agreement with Global Power and Water Industries, Inc.  (“Global”). Management’s goal was to pursue emerging opportunities in the field of solar energy. The initial focus would be the development and installation of high-efficiency concentrator solar cell arrays, thermal electric technologies and advanced tracking systems in China. The Agreement was terminated in May 2010 without liability.

In order to better position the Company to pursue other business opportunities, in July 2010 we increased the number of authorized shares of our common stock from one hundred million to five billion. We also forward split our outstanding common stock on an 80:1 basis.

Even though the agreement with Global was terminated, management believes that with the name change, recapitalization and forward split, the Company is well positioned to pursue other business opportunities.

General:

Since we no longer have operations, our focus will be to effect a merger, exchange of capital stock, asset acquisition or other  similar business combination (a "Business Combination") with an operating or development stage business (the "Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934 ("Exchange Act"). We intend to seek potential business opportunities and effectuate a Business Combination with a Target Business with significant growth potential which, in the opinion of our management, could provide a profit to both the Company and our shareholders. We intend to seek opportunities demonstrating the potential of long term growth as opposed to short term earnings.  Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, we reserve the right to acquire a Target Business located elsewhere. While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of our limited resources, we will, in all likelihood, have the ability to effect only a single Business Combination. We may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth.  We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our management may become involved in management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. Presently, we have no plans, proposals, agreements, understandings or arrangements to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

"Shell" Corporation

We were previously a developmental stage company with limited operations.  Currently, we have virtually no business operations and expect to conduct none in the future, other than our efforts to effectuate a Business Combination. As a result we can be characterized as a "shell" corporation. As a shell corporation, we face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We face all of the unforeseen costs, expenses, problems, and difficulties related to such companies. We are dependent upon our management to effectuate a Business Combination.  Assuming management is successful in identifying a Business Combination, it is unlikely our shareholders will have an opportunity to evaluate the specific merits or risks of any one or more Business combinations and will have no control over the decision making relating to such.

Due to our  limited capital resources,  the consummation of a Business Combination will likely involve the acquisition of, or merger or consolidation with, a company that does not need substantial additional capital but which desires to establish a public trading market for our shares, while avoiding what it might deem to be the adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities laws that regulate initial public offerings. A Target Business might desire, among other reasons, to create a public market for their shares in order to enhance liquidity for current shareholders, facilitate raising capital through the public sale of securities of which a prior existence of a public market for our securities exists, and/or acquire additional assets through the issuance of securities rather than for cash.

We cannot estimate the time that it will take to effectuate a Business Combination. It could be time consuming; possibly in excess of many months. Additionally, no assurance can be made that we will be able to effectuate a Business Combination on favorable terms. We might identify and effectuate a Business Combination with a Target Business which proves to be unsuccessful for any number of reasons, many of which are due to the fact that the Target Business is not identified at this time. If this occurs, the Company and our shareholders might not realize any type of profit.

Unspecified Industry and Target Business.

Since we were not successful in closing our acquisition with Global, we will not limit our search to companies engaged in alternative energy. Rather, we will seek to acquire a Target Business without limiting ourselves to a particular industry. Most likely, the Target Business will be primarily located in the United States, although we reserve the right to acquire a Target Business located outside the United States. In seeking a Target Business, we will consider, without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limitation, in the following areas: Internet services, real estate, health care and health products, educational services, environmental services, consumer-related products and services (including amusement, entertainment and/or recreational services), personal care services, voice and data information processing and transmission and related technology development  (ii) is engaged in wholesale or retail distribution or (iii) is engaged in manufacturing, construction,  alternative energy production, mining or exploration operations. To date, we have not selected any particular industry or any Target Business in which to concentrate our Business Combination efforts. Accordingly, we are only able to make general disclosures concerning the risks and hazards of effectuating a Business Combination with a Target Business since there is presently no current basis for us to evaluate the possible merits or risks of the Target Business or the particular industry in which we may ultimately operate.

To the extent that we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a Business Combination with a Target Business in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurances that we will properly ascertain or assess all significant risk factors.

Probable Lack of Business Diversification.

As a result of our limited resources, in all likelihood, we will have the ability to effect only a single Business Combination. Accordingly, our prospects for success will be entirely dependent upon the future performance of a single business.

Unlike certain entities that have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly unlikely that we will have the resources to diversify our operations or benefit from spreading risks or offsetting losses.   Our probable lack of diversification could subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to consummation of a Business Combination. The prospects for our success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of management assistance to the Target Business by us, there can be no assurance that the Target Business will prove to be commercially viable.

Limited Ability to Evaluate Target Business' Management.

While our ability to successfully effect a Business Combination will be dependent upon certain key personnel, the future role of such personnel in the Target Business cannot presently be stated with any certainty.  There can be no assurance that current management will remain associated in any operational capacity with the Company following a Business Combination. Moreover, there can be no assurances that current management will have any experience or knowledge relating to the operations of the particular Target Business. Furthermore, although we intend to closely scrutinize the management of a prospective Target Business in connection with evaluating the desirability of effecting a Business Combination, there can be no assurances that our assessment of such management will prove to be correct, especially since none of our management are professional business analysts.

Accordingly, we will be dependent, in some significant respects, on the ability of the management of the Target Business who are unidentifiable as of the date hereof. In addition, there can be no assurances that such future management will have the necessary skills, qualifications or abilities to manage a public company. We may also seek to recruit additional managers to supplement the incumbent management of the Target Business. There can be no assurances that we will have the ability to recruit such additional managers, or that such additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the incumbent management.

Opportunity for Shareholder Evaluation or Approval of Business Combinations.

Our shareholders will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential Business Combination until after we have entered into an agreement to effectuate a Business Combination. Such agreement to effectuate a Business Combination, however, may be subject to shareholder approval pursuant to applicable law. As a result, our shareholders will be almost entirely dependent on the judgment and experience of management in connection with the selection and ultimate consummation of a Business Combination. In addition, under Nevada law, the form of Business Combination could impact upon the availability of dissenters' rights (i.e., the right to receive fair payment with respect to the Company's Common Stock) to shareholders disapproving the proposed Business Combination.

Selection of a Target Business and Structuring of a Business Combination.

We anticipate that the selection of a Target Business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of our search for the acquisition of a Target Business requires maximum flexibility inasmuch as we will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. Investors should recognize that the possible lack of diversification among our acquisitions may not allow us to offset potential losses from one venture against profits from another. We have virtually unrestricted flexibility in identifying and selecting a prospective Target Business. In addition, in evaluating a prospective Target Business, management will consider, among other factors, the following factors which are not listed in any particular order:

•

financial condition and results of operation of the Target Business;

•

growth potential and projected financial performance of the Target Business and the industry in which it operates;

•

experience and skill of management and availability of additional personnel of the Target Business;

•

capital requirements of the Target Business;

•

the availability of a transaction exemption from registration pursuant to the Securities Act for the Business Combination;

•

the location of the Target Business;

•

competitive position of the Target Business;

•

stage of development of the product, process or service of the Target Business;

•

degree of current or potential market acceptance of the product, process or service of the Target Business;

•

possible proprietary features and possible other protection of the product, process or service of the Target Business;

•

regulatory environment of the industry in which the Target Business operates;

•

costs associated with effecting the Business Combination; and

•

equity interest in and possible management participation in the Target Business.

The foregoing criteria are not intended to be exhaustive; any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by us in connection with effecting a Business Combination consistent with our business objective. In many instances, it is anticipated that the historical operations of a Target Business may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes.

We will be dependent upon the owners of a Target Business to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.  Because we may engage in a Business Combination with a newly organized firm or with a firm which is entering a new phase of growth, we will incur further risks, because in many instances, management of the Target Business will not have proven its abilities or effectiveness, the eventual market for the products or services of the Target Business will likely not be established, and the Target Business may not be profitable subsequent to a Business Combination.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business before we commit our capital or other resources thereto.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to it, would be desirable.  We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation.

In connection with our evaluation of a prospective Target Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws) cannot presently be ascertained with any degree of certainty. Management only devotes a small portion of their time to the operations of the Company, and accordingly, consummation of a Business Combination may require a greater period of time than if management devoted its full time to the Company's affairs.

However management will devote such time as they deem reasonably necessary, to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiations of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize. In the event we deplete our cash reserves, we might be forced to cease operations and a Business Combination might not occur.

We anticipate that we will locate and make contact with Target Businesses primarily through the reputation and efforts of management,  who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, and undertake such further reasonable investigation as they deem  appropriate.  Management has a network of business contacts and believes that prospective Target Businesses will be referred to the Company through this network of contacts.

We also expect that many prospective Target Businesses will be brought to our attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community.  We have neither the present intention, nor does the present potential exist for us, to consummate a Business Combination with a Target Business in which our management, promoters, or their affiliates or associates directly or indirectly have a pecuniary interest, although no existing corporate policies would prevent this from occurring.  Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder's fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a Business Combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.  However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash.  In no event will we pay a finder's fee or commission to any officer or director or to any entity with which they are affiliated for such service.

As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations.  We will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment for us, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated Business Combination.

To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to us, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

We will, in all likelihood, issue a substantial number of additional shares in connection with the consummation of a Business Combination. To the extent that such additional shares are issued, dilution to the interests of our stockholders will occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of a Business Combination, a change in our control is likely to occur which will likely affect, among other things, our ability to utilize net operating loss carry forwards, if any.

Any such change in control may also result in the resignation or removal of our present officer and director.  If there is a change in management, no assurance can be given as to the experience or qualification of such persons, either in the operation of our activities or in the operation of the business, assets or property being acquired.  Management considers it likely that in order to consummate a Business Combination, a change in control will occur; therefore, management anticipates offering a controlling interest to a Target Business in order to effectuate a Business Combination.

Management may actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock as a condition to or in connection with a Business Combination.  Therefore, it is possible that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by management.   It is likely that none of our other shareholders will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that Management will be provided.  There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effect a Business Combination or otherwise finance the operations of the Target Business. However, our limited resources and lack of operating history could make it difficult for us to borrow additional funds from other sources. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests.  Our inability to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.  Furthermore, a Target Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

If our securities are issued as part of an acquisition, such securities are required to be issued either in reliance upon exemptions from registration under applicable federal or state securities laws or registered for public distribution. We intend to primarily target only those companies where an exemption from registration would be available; however, since the structure of the Business Combination has yet to be determined, no assurances can be made that we will be able to rely on such exemptions. Registration of securities typically requires significant costs and time delays are typically encountered. In addition, the issuance of additional securities and their potential sale in any trading market which might develop in our Common Stock, of which there is presently no trading market and no assurances can be given that one will develop, could depress the price of our Common Stock in any market which may develop in our Common Stock. Further, such issuance of additional securities would result in a decrease in the percentage ownership of present shareholders.

Due to our small size and limited amount of capital, our ability to raise additional capital if and when needed could be constrained. Until such time as any enterprise, product or service which we acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves in a situation where it needs additional funds in order to continue our operations. This need could arise at a time when we are unable to borrow funds and when market acceptance for the sale of additional shares of our Common Stock does not exist.

Conflicts of Interest

Management is not required to commit their full time to our affairs and, accordingly, such persons may have conflicts of interest in allocating management time among various business activities.  Our affiliates, officers and directors may engage in other business activities similar and dissimilar to those we are engaged in. To the extent that management engages in such other activities, they will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which they are or may be associated or have an interest, rather than diverting such opportunities to us.   As no policy has been established for the resolution of such a conflict, we could be adversely affected should management choose to place their other business interests before ours. No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities.   Management may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Management may have conflicts of interest in determining which entity a particular business opportunity should be presented. Accordingly, as a result of multiple business affiliations, management may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in our favor. We may consider Business Combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

Investment Company Act and Other Regulation

We may participate in a Business Combination by purchasing, trading or selling the securities of such Target Business.  We do not, however, intend to engage primarily in such activities.  Specifically, we  intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Item 1a. Risk Factors

The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business could be materially adversely affected. In such case, the Company may not be able to proceed with its planned operations and your investment may be lost entirely.

RISK FACTORS

Risks Related to Our Business

We have extremely limited assets and no source of revenue.

We have virtually no assets and have had limited revenues since inception.  We will not receive revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger.  We can provide no assurance that any selected or acquired business will produce any material revenues for us or our stockholders, or that any such business will operate on a profitable basis.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company.  This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by the Company or ever.

We face a number of risks associated with potential acquisitions, including the possibility that we may incur substantial debt which could adversely affect our financial condition.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business.  Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions.  Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.  Additionally, completing a business combination is likely to increase our expenses and it is possible that we may incur substantial debt in order to complete a business combination, which can adversely affect our financial condition.  Incurring a substantial amount of debt may require us to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes.  Our indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company.  The success of our plan of operation will depend to a great extent on the operations, financial condition and management of a yet to be identified business opportunity.  While management intends to seek business combination(s) with entities having established operating histories, we cannot provide any assurance that we will be successful in locating candidates meeting that criterion.  In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting limited time to our affairs.  This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

There can be no assurance that we will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.  Management has not identified any particular industry or specific business within an industry for evaluation.  We cannot guarantee that we will be able to negotiate a business combination on favorable terms.  At the date of this filing, we have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity.  No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.

The terms for any future business combination that involve related parties or affiliates may not be on terms that are comparable to what could be obtained from unaffiliated third parties.

Our management and affiliates will play an integral role in establishing the terms for any future business combination.  We do not have policies and procedures in place to govern transactions with related parties or affiliates, accordingly, these transactions may be negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

We may face adverse tax consequences.

To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to us, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly.

The Company currently has no business that produces revenues; however, the rules and regulations pursuant to the Exchange Act require a public company to provide periodic reports which will require the Company to engage legal, accounting and auditing services.  The engagement of such services can be costly and the Company is likely to incur losses which may adversely affect the Company’s ability to continue as a going concern. Additionally, the Sarbanes-Oxley Act of 2002 will require the Company to establish and maintain adequate internal controls and procedures over financial reporting.  The costs of complying with the Sarbanes-Oxley Act of 2002 and the limited time that management will devote to the Company may make it difficult for the Company to establish and maintain adequate internal controls over financial reporting.  In the event the Company fails to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our financial condition and result in loss of investor confidence and a decline in our share price.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition.  The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition.  Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States.  These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargos, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences.  Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

We will need to raise additional capital.

We will require additional financing.  Any debt or equity financing may be dilutive to shareholders, and debt financing, if available, would increase expenses and may involve restrictive covenants.  We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions.  Under these circumstances, if we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than desired, it may have a material adverse effect on our financial condition.

Risks Related to Our Stockholders and Shares of Common Stock

We have never paid dividends on our common stock.

We have never paid cash dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future.  We anticipate that any funds available for payment of cash dividends will be re-invested into the Company to further our business strategy.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on any other securities exchange.

Following a business combination, we may seek the listing of our common stock on any securities exchange.   However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of any stock exchange.  After completing a business combination, until our common stock is listed on an exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.  In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors.  Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.  This would also make it more difficult for us to raise additional capital following a business combination.

It is likely that our common stock will be considered “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock may be deemed to be “penny stock” as that term is defined under the Exchange Act.  Penny stocks generally are equity securities with a price of less than $5.00.  Penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse.

The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.  A broker/dealer must receive a written agreement to the transaction from the investor setting forth the identity and quantity of the penny stock to be purchased.  These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

We expect to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Articles of Incorporation authorize the Company to issue 5 billion shares of common stock.    Any merger or acquisition effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders.  Moreover, our common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders.  Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval.  To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Item 1B.     Unresolved Staff Comments

Not applicable.

 Item 2.  Properties.

Our executive offices are currently located at the personal residence of Peter Matousek, one of our directors.  Mr. Matousek provides this office rent free.   This office space is currently sufficient for our needs and we expect it to be sufficient for the foreseeable future or until such time as we acquire a target company.

 Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of the Security Holders.

On May 15, 2010, the Company obtained the written consent of the stockholders holding a majority of the outstanding voting rights of the Company (the “Consent”).   The Consent authorized the following corporate actions:

•

Amend our  certificate of incorporation to change our  name to Xun Energy, Inc.;

•

Increase the number of our authorized common shares from  one hundred  million shares, $0.0001 par value to 5 billion shares of common stock $0.0001 par value; and

•

Forward split our common stock on an 80:1 basis.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.

Market Information

Our common stock trades on the Over-the-Counter-Bulletin Board under the symbol ("RVLU"). There is a very limited market for our common stock, with very limited trading activities. Until October 2009 there was no posted bid or ask price for our common stock. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

The high and low bid price for those periods in which quotes are available is set forth below:

Fiscal year ended May 31, 2010

HIGH*

LOW*

First Quarter

No Quote/Trades

No Quote/Trades

Second Quarter

$0.013125

$0.00625

Third Quarter

$0.015625

$0.003125

Fourth Quarter

$0.01375

$0.012875

Fiscal year ended May 31, 2009

HIGH*

LOW*

First Quarter

No Quote/Trades

No Quote/Trades

Second Quarter

No Quote/Trades

No Quote/Trades

Third Quarter

No Quote/Trades

No Quote/Trades

Fourth Quarter

No Quote/Trades

No Quote/Trades

*The price of the common stock has been adjusted to reflect an 80:1forward split of our common stock in July 2010.

B.

Holders

As of May 31, 2010 there were 14 stockholders of record of our common stock.

Our transfer agent is Holladay Stock Transfer, Inc. whose address is 2939 N. 67th Place #C, Scottsdale, Arizona  85251 and their telephone number is (480)481-3940.

C.

Dividends

Holders of our common stock are entitled to receive such dividends as our Board may declare from time to time from any surplus that we may have. We have not paid dividends on our common stock since the date of our incorporation and we do not anticipate paying any common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses and we do not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board and will be subject to limitations imposed under Nevada law.

D.

Equity Compensation Plan

None.

E.

Sale of Unregistered

 We have also issued shares of our common stock to investors which were exempt from the  registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) thereof, or Regulation D or Regulation S promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us.

During our last fiscal year, the Company did not issue any unregistered equity securities.

Item 6.

Selected Financial Data.

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management.  Actual results may differ materially from those included in the forward-looking statements.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

We are currently a “shell” company with no operations. The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended May 31, 2010.

Introduction

Our original business plan was to develop a website related to the residential real estate foreclosure market.  We are currently a shell Company and have limited continuing operations.  Our business objective is to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act. With limited capital resources and the uncertainties in the equities market, we have chosen to expand our search for possible acquisition candidates to encompass most industries and businesses.  The financial information set forth below represents the results of operations during our formulative stages and is not indicative of the likely results from any new operations.

Results Of Operations For Fiscal Year Ended May 31, 2010 as compared to May 31, 2009.

Revenues

We have never generated any revenues. Our operations to date have been financed by the sale of our common stock and third party loans. Operating expenses for the years ended May 31, 2010 and 2009 totalled $50,744 and $50,170. Our single largest expense to date has been professional fees totalling $44,165 and $30,104. Most of these expenses have been incurred in connection with our regulatory filings with the Securities and Exchange Agreement and in connection with ongoing corporate activities. General and administrative expenses totalled $3,430 and $18,503 respectively.

For the periods ended May 31, 2010 and 2009 we had a net loss of $(50,744) and $(50,170).  Total losses since December 20, 2007 (“Inception”) were $(100,999).

Until we complete a business combination, we do not anticipate generating revenues, and any revenues that we generate may not be sufficient to cover our operating expenses.  In which case we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

Assets and Liabilities

At May 31, 2010 we had $22,386 in cash as compared to $9,953 at May 31, 2009.  The increase in our cash holdings is attributable to a $60,000 loan from a third party.  Our accounts payable at May 31, 2010 was $3,177 and no accounts payable on May 31, 2009. On May 31, 2010 we had a loan of $60,000 and no loans on May 31, 2009. Our total liabilities were $63,177 on May 31, 2010 as compared May 31, 2009 whereby we had no liabilities.   We have a working capital deficit of $40,791 as compared to a working capital surplus totaling $9,953 at May 31, 2009.

We have no revenues to satisfy our ongoing liabilities.  Our auditors have issued a going concern opinion. Unless we secure equity or debt financing of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

Plan of Operation For Fiscal Year 2011

We will attempt to identify an acquisition candidate. We have had discussions with several companies in different industries.  However, we have not come to terms with any company and there can be no assurance that we will enter an agreement at any time in the near future. We will attempt to finance our operating expenses with additional debt or through equity financing.

Critical Accounting Policies

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission (the “SEC”), encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company’s financial statements include a summary of the significant accounting policies and methods used in the preparation of the financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Use of Estimates - Management’s discussion and analysis or plan of operation is based upon the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We review the carrying value of property and equipment for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

The Company’s financial statements are prepared using the accrual method of accounting and according to the provision of Statement of Financial Accounting No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises”. Company is considered a development-stage entity.

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

Off-Balance Sheet Arrangements

     We have not entered into any off-balance sheet arrangements.  We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.

Financial Statements and Supplementary Data.

Our financial statements have been examined to the extent indicated in its reports by Weinberg & Baer LLC, Certified Public Accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC and are included herein:

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Xun Energy, Inc.:

We have audited the accompanying balance sheets of Xun Energy, Inc. (a Nevada corporation in the development stage) as of May 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2010 and 2009, and from inception (December 20, 2007) through May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xun Energy, Inc. as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended May 31, 2010 and 2009, and from inception (December 20, 2007) through May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of May 31, 2010, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 4 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

August 19, 2010

XUN ENERGY, INC.
BALANCE SHEETS As of MAY 31, 2010 and MAY 31, 2009
(Expressed in U.S. dollars)

	May 31, 2010	May 31, 2009
	(audited)	(audited)
ASSETS

Current Assets
Cash	$22,386	$9,953

Total Current Assets	$22,386	$9,953

Total Assets	$22,386	$9,953

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,177	$-
Loan payable	$60,000	$-
Total Current Liabilities	$63,177	$-

Stockholders' Equity (Deficit)
Preferred Stock, par value $0.0001, 50,000,000 shares authorized, none issued and outstanding	$-	$-
Common Stock, par value $0.0001, 5,000,000,000 shares authorized, 510,416,000*1 and 510,416,000*1 shares issued and outstanding, respectively	$51,042	$51,042
Paid in Capital	$9,166	$9,166
Deficit Accumulated During the Development Stage	$(100,999)	$(50,255)
Total Stockholders' Equity (Deficit)	$(40,791)	$9,953
Total Liabilities and Stockholders' Equity (Deficit)	$22,386	$9,953
*1 – Post Forward Split

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2010 and 2009 and CUMULATIVE FROM INCEPTION
(Expressed in U.S. dollars)
			December 20, 2007
	Year ended	Year ended	(Inception) To
	31-May	31-May	31-May
	2010	2009	2010

Revenue	$-	$-	$-

Expenses

Filing Fees	$2,558	$1,562	$4,120
General and Administrative	$3,430	$18,503	$22,018
Professional Fees	$44,165	$30,104	$74,269
Interest on Financing	$592	$-	$592
Loss before income taxes	$50,744	$50,170	$100,999
Provision for Income Taxes	$-	$-	$-

Net (Loss)	$(50,744)	$(50,170)	$(100,999)

Basic and Diluted
(Loss) per Common Shares	a	a

Weighted Average
Number of Common Shares*1	510,416,000	510,416,000

a = Less than ($0.01) per share
*1 – Post Forward Split

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. dollars)

				Deficit
			Additional	Accumulated
	Common Stock		Paid in	During the	Total
	Shares*1	Amount	Capital	Development Stage	Equity
Inception December 20, 2007	-	$-	$-	$-	$-

Common stock issued to Directors	400,000,000	$40,000	$(35,000)		$5,000
For cash December 20, 2007		$-	$-	$-	$-
at 0.001 per share

Private placement closed on
March 31 at 0.04 per share	110,416,000	$11,042	$44,166	-	$55,208

Net loss for the year				$(85)	$(85)
Balance, May 31, 2008	510,416,000	$51,042	$9,166	$(85)	$60,123

Net loss for the year	-	$-	$-	$(50,170)	$(50,170)
Balance, May 31, 2009	510,416,000	$51,042	$9,166	$(50,255)	$9,953

Net loss for the year				(50,744)	$(50,744)
Balance, May 31, 2010	510,416,000	$51,042	$9,166	$(100,999)	$(40,791)
*1 - Post Forward Split

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2010 and 2009 and CUMULATIVE FROM INCEPTION
(Expressed in U.S. dollars)

	Year	Year	December 20, 2007
	ended	ended	(Inception) To
	31-May	31-May	31-May
	2010	2009	2010
Operating Activities
Net (Loss)	$(50,744)	$(50,170)	$(100,999)
Adjustments To Reconcile Net Loss To	$-	$-	$-
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	$3,177	$-	$3,177
Net Cash Used By Operating Activities	$(47,567)	$(50,170)	$(97,822)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	$-	$-	$60,208
Proceeds from loans	$60,000	$-	$60,000
Cash Provided by Financing Activities	$60,000	$-	$120,208

Net Increase in Cash	$12,433	$(50,170)	$22,386

Cash, Beginning of Period	$9,953	$60,123	$-

Cash, End of Period	$22,386	$9,953	$22,386

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2010

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the state of Nevada on December 20, 2007 as Real Value Estates, Inc. On July 20, 2010, the Company changed its name to Xun Energy, Inc.

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

NOTE 3.   ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of May 31, 2010.

NOTE 4.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period from inception (December 20, 2007) to May 31, 2010. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On December 20, 2007, pursuant to the terms of a subscription agreement, we sold 80,000,000 (post forward split) shares of our common stock to Ms. Marina Karpilovski, the Company's former President and a director, for cash payment to us of $1,000. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act, as no advertising or general solicitation was employed in offering the securities, the offering and sale was made only to Ms. Karpilovski who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act.

On December 20, 2007 pursuant to the terms of a subscription agreement, we sold 320,000,000 (post forward split) shares of our common stock to Mr. Michael Zazkis, the Company's former Secretary, Treasurer and a director, for cash payment to us of $4,000. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act, as no advertising or general solicitation was employed in offering the securities, the offering and sale was made only to Mr. Zazkis who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act.

NOTE 6.  INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   During fiscal 2010, 2009 and 2008, the Company incurred net losses and, therefore, has no tax liability.  The net deferred tax asset of approximately $35,000 (assuming a 35% effective tax rate) generated by the loss carry-forward has been fully reserved.

NOTE 7.  NET OPERATING LOSSES

As of May 31, 2010, the Company has a net operating loss carry-forward of approximately $100,999, which will expire 20 years from the date the loss was incurred.

NOTE 8. STOCKHOLDERS’ EQUITY

AUTHORIZED

The Company is authorized to issue 5,000,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of preferred stock, par value $0.0001. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On July 20, 2010, the Company filed a Certificate of Amendment to the Company’s certificate of incorporation with the Nevada Secretary of State which increased the Company’s authorization to issue 5,000,000,000 shares of $0.0001 par value common stock, refer to NOTE 12: SUBSEQUENT EVENT.

ISSUED AND OUTSTANDING

On December 20, 2007, the Company issued 400,000,000 (post forward split) common shares to its Directors for cash of $5,000.

Since inception (December 20, 2007) to August 31, 2009, the Company accepted subscriptions for 110,416,000 (post forward split) common shares from 37 investors under a private placement which closed on March 31, 2008. The private placement was not subject to any minimum investment and was priced at $0.0005 per share (post forward split). The Company accepted the subscriptions on various dates throughout the year.

NOTE 9: RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 10: CHANGE OF CONTROL

On February 9, 2010 certain shareholders sold and transferred an aggregate of 400,000,000 (post forward split) shares of Common Stock representing approximately 78.37% of the issued and outstanding shares of the Company to certain buyers (“Buyers”), at $0.000625 per share, post forward split, for an aggregate purchase price of $250,000 (the “Purchase Price”). Such transaction is hereinafter referred to as the “Takeover” or the “Transaction”.

The table below represents the ownership and percentage of control by each of the new shareholders:

Name of Beneficial Owner	Class of Voting Stock	Number of Shares (Post Forward Split) of Voting Stock Beneficially Owned	Percentage of Class (1)
Donald Lynch	Common Stock	80,000,000	15.67%
Peter Matousek	Common Stock	320,000,000	62.69%
All Officers & Directors As a Group (2 Persons)	Common Stock	400,000,000	78.37% (1)
	(1) Based on 510,416,000 (post forward split) shares of Common Stock issued and outstanding.

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

NOTE 11: LOAN PAYABLE

The Company has a loan in the amount of $60,000.00 which consists of two unsecured Promissory Notes which accrue interest at 8 per cent per annum. The Promissory Notes are not callable and mature one year from the date of the Promissory Note with interest paid on maturity of the Promissory Note. The $10,000.00 Promissory Note and interest is due on March 16, 2011 and the $50,000.00 Promissory Note and interest is due on April 22, 2011.

NOTE 12: SUBSEQUENT EVENT

A Certificate of Amendment to the Certificate of Incorporation was authorized by the Company’s Board of Directors on May 15, 2010 and approved by the written consent of the holders of a majority of the Company’s shareholders owning a majority of the outstanding issued and outstanding voting shares. The Certificate of Amendment provided for the Company to:

•

Change its name from Real Value Estates, Inc. to Xun Energy, Inc.;

•

Increase the number of authorized shares of its common stock from 100 million shares $0.0001 par value to 5 billion shares of common stock, $0.0001 par value; and

•

An 80:1 forward split of the Company’s issued and outstanding common stock.

On July 20, 2010, the Company filed a Certificate of Amendment to the Company’s certificate of incorporation with the Nevada Secretary of State to effect the name change to Xun Energy, Inc. and to increase the authorized common stock to 5 billion shares of common stock, $0.0001 par value.

On August 3, 2010, the corporate action became effective whereby the 6,380,200 issued and authorized shares of common stock were forward split resulting in 510,416,000 issued and outstanding shares of common stock.

NOTE 13: COMMITMENTS

The Company entered into a Management and Financial Service Agreement with the interim CEO for a 6 month period ending August 31, 2010 whereby the interim CEO will be paid up to $5,000 per month.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 11, 2009 we dismissed the auditing firm of Moore & Associates, Chartered Independent Registered Public Accounting Firm (“Moore and Associates”) and approved the engagement of Weinberg & Associates LLC, Certified Public Accountants. During the fiscal year ended May 31, 2008 and the subsequent interim periods until the change, there were no disagreements with Moore & Associates, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moore & Associates,  would have caused them to make reference in connection with their report to the subject matter of the disagreement, and Moore & Associates, Chartered has not advised the Company of any reportable events.

Item 9A.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer  have reviewed the effectiveness of our disclosure controls and procedures as of May 31, 2010 and, based on their evaluation, and, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended May 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of May 31, 2010, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of May 31, 2010, was effective.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met.  Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

         The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name:	Position:	Held Since:

Dennis T. Kushner	President/Chief Financial Officer	March 2010
Donald Lynch	Secretary/Treasurer/Director	February 2010
Peter Matousek	Director	February 2010

Dennis Kushner:

Mr. Kushner, age 64, has general management, finance and operational experience having worked for Fortune 50 companies as well as small manufacturing, distribution and service companies.  He currently serves as the Chief Financial Officer for OmegaGenesis, a biotechnology firm. He also serves as a Managing Director of Catapult Associates LLC. From 2000 to 2007, he held various positions in Deloite (an international accounting and consulting firm). Prior thereto, from 1999 through 2000, he worked for Cisco Industries, Inc. He earned a Bachelor of Science in Business Administration and Masters of Public Administration; Management and Systems Analysis from the University of Southern California.

Mr. Donald Lynch.

Donald Lynch, age 78, has worked as an Educator and Guidance Counselor for 30 years in the New York School system until he retired in 1986. During that time and since his retirement, he has been actively investing for more than 40 years in companies and the stock market. He earned a Bachelor of the Arts from the University of Oklahoma in Business Education, and received a Masters from New York University in Administration. Mr. Lynch is a Veteran of the Korean War, and enjoys spending his free time with his family.

Mr. Peter Matousek.

Peter Matousek, age 45, has been a member of the United States Navy for seven years and a Veteran of Foreign War who recently served during Operation Iraqi Freedom. Besides his military duty, Mr. Matousek has been involved with private and publicly traded companies in different capacities, such as public and investor relations, consultant, director, officer and CEO. He has been a frequent contributor to charitable organizations, such as Ministries to Mexico and recently donated to the erection of a local War Heroes Memorial. Mr. Matousek attended the University of Maryland University College and Warner Pacific College. He has earned degrees in Associates of Arts and Bachelors of Business Administration.

Penalties or Sanctions

To the best of our knowledge, none of our directors, officers or stockholders holding a sufficient number of securities to affect materially the control of the Company, has been subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority or been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor making an investment decision.

Personal Bankruptcies

To the best of our knowledge, none of our directors, officers or stockholders holding a sufficient number of securities to affect materially the control of the Company, nor any personal holding company of any such person has, within the last ten years become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or been subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of that person.

Compensation of Directors

Our directors do not receive cash compensation for their services as directors.

Terms of Office

Our directors are appointed for one-year terms to hold office or until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws.

Family Relationships

There are no family relationships among our directors and/or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, for the fiscal year ended May 31, 2010, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.

Corporate Governance

We do not have an independent Board of Directors. We do not have an audit committee, compensation committee or nominating committee.  As our operations expand, we hope to name additional members to our Board of Directors. We do not have sufficient funds to secure officer and directors insurance and we do not believe that we will be able to retain an independent Board of Directors in the immediate future.

We have not yet adopted a Code of Ethics.

Item 11.  Executive Compensation.

Mr. Kushner was appointed our acting president, chief executive officer and chief financial officer in March 2010.  His employment will terminate August 31, 2010 unless extended by the Board of Directors. The Company pays Mr. Kushner up to $5,000 per month. The dollar amount of any monthly compensation will be based upon the time devoted by Mr. Kushner to the Company’s business operations.

The following table discloses compensation paid during the fiscal years ended May 31, 2010 and 2009 to the Company’s Officers and the most highly compensated executive officer whose total compensation exceeded $100,000 for the fiscal year ended May 31, 2010 (Collectively, the “Named Executive Officers”). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid to the Named Executive Officers during these fiscal years.

Name and Principal Position	Year Ended May 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Dennis T. Kushner, President/CEO/CFO	2010	$15,000	-0-	-0-	-0-	$15,000
Marina Karpilovski, President/CEO (1)	2009	$5,000	-0-	-0-	-0-	$5,000
Michael Zazkis, Secretary, Treasurer (2)	2009	$6,462	-0-	-0-	-0-	$6,462

1.      Former CEO

2.      Former officer

Stock Options Granted/Exercised in Last Year

The Company has never issued any stock options.   .

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related

   Stockholder Matters.

         The following table sets forth certain information as of May 31, 2010 respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each current officer and director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name	No. of Shares of Common Stock (1)	Percent of Class (2)

Dennis T. Kushner	-0-	-0-%
Donald Lynch	80,000,000	15.67%
Peter Matousek	320,000,000	62.69%

(All officers and directors	400,000,000	78.36%
as a group (3) member)

 (1)

Represents the number of issued and outstanding shares of common stock owned by the shareholder following the Company’s 80:1 forward split in July 2010.

(2)

Based on 510,416,000 issued and outstanding shares of common stock, post Company’s 80:1 forward split in July 2010.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

A.

any director or officer;

B.

any proposed nominee for election as a director;

C.

any person who  beneficially  owns,  directly  or  indirectly,  shares carrying  more than 5% of the  voting  rights  attached  to our common stock; or

D.

any  relative  or  spouse  of  any of the  foregoing  persons,  or any relative of such spouse,  who has the same house as such person or who is a director or officer of any parent or subsidiary.

Item 14.  Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered was $2,500.00 and  $2,000.00 for the audit of our annual financial statements for the fiscal years ended May 31, 2010 and 2009 respectively, and $4,500.00 and $4,250.00 for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended May 31, 2010 and 2009 respectively.

AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee."  There were no such fees billed for the fiscal year ended May 31, 2010 and 2009.

TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended May 31, 2010 and 2009.

We do not have an audit committee. Therefore, our entire Board of Directors (the “Board") serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process,  our Board  obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence  Discussions  with Audit  Committees."

Our Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". Our entire Board, acting in the capacity of the audit committee reviewed the audited financial statements of the Company as of and for the year ended May 31, 2010 and 2009 with the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our  Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended  May 31, 2010, for filing with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

The following report and financial statements are filed together with this Annual Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS AT May 31, 2010 and 2009

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED May 31, 2009 AND 2009 AND CUMULATIVE FROM INCEPTION (December 20, 2007).

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED May 31, 2010 and 2009 AND CUMULATIVE FROM INCEPTION (December 20, 2007).

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

NOTES TO FINANCIAL STATEMENTS

(b)

Index to Exhibits

31.1

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

Xun Energy, Inc.

Date: August 30, 2010

By: /s/ Dennis T. Kushner

Dennis T. Kushner

CEO/President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dennis T. Kushner

Dennis T. Kushner, President

August 30, 2010

CEO/CFO

BY: /s/Donald Lynch

August 30, 2010

Donald Lynch, Director

By: /s/ Peter Matousek

August 30, 2010

Peter Matousek, Director

Endnotes