Form 10-Q
period 2010-08-31
Real Value Estates Inc
filed 2010-10-14
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

OR

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

XUN ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-53466	26-1616719
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification)

12518 NE Airport Way, Suite 148 No. 156
Portland, Oregon 97230
(Address of Principal Executive Offices) (Zip Code)
(725)-200-0505
(Issuer’s telephone number, including area code)

Real Value Estates, Inc.
3970 Casa Blanca Road, Reno, Nevada, 89502
(Former name, former address and former fiscal year, if changed since last report)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.   Yes  þ   No  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Small Reporting Company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

Yes [ X]   No[   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes o   No o

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 510,416,000 shares of common stock are issued and outstanding as of October 8, 2010.

XUN ENERGY, INC.

ITEM 1.      FINANCIAL STATMENTS

XUN ENERGY, INC.
BALANCE SHEETS As of AUGUST 31, 2010 and MAY 31, 2010

	August 31, 2010	May 31, 2010
	(unaudited)	(audited)
ASSETS

Current Assets
Cash	$30	$22,386
Accounts Receivable	$1,880	$-

Total Current Assets	$1,910	$22,386

Total Assets	$1,910	$22,386

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$22,132	$3,177
Loan payable	$60,000	$60,000
Total Current Liabilities	$82,132	$63,177

Stockholders' Equity (Deficit)
Preferred Stock, par value $0.0001, 50,000,000 shares authorized,
none issued and outstanding	$-	$-
Common Stock, par value $0.0001, 5,000,000,000 shares authorized,
510,416,000*1 and 510,416,000*1 shares issued and outstanding, respectively	$51,042	$51,042
Paid in Capital	$9,166	$9,166
Deficit Accumulated During the Development Stage	$(140,430)	$(100,999)
Total Stockholders' Equity (Deficit)	$(80,222)	$(40,791)

Total Liabilities and Stockholders' Equity (Deficit)	$1,910	$22,386
*1 – The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010 and 2009 and CUMULATIVE FROM INCEPTION

(Unaudited)

	For the three months ended August 31, 2010	For the three months ended August 31, 2009	December 20, 2007 (Inception) to August 31, 2010

Revenue
Revenue - Operations	$-	$-	$-
Total Revenue	$-	$-	$-

Expenses
Filing Fees	$1,608	$320	$5,728
General and Administrative	$4,561	$170	$26,579
Professional Fees	$32,068	$2,000	$106,337
Loss before income taxes	$(38,236)	$(2,490)	$(138,644)

Other income (expense)	$(1,195)	$-	$(1,787)

Provision for Income Taxes	$-	$-	$-

Net (Loss)	$(39,431)	$(2,490)	$(140,431)

Basic and Diluted
(Loss) per Common Shares	a	a

Weighted Average
Number of Common Shares*1	510,416,000	510,416,000

a = Less than ($0.01) per share
*1 – The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

				Deficit
			Additional	Accumulated
	Common Stock		Paid in	During the	Total
	Shares*1	Amount	Capital	Development Stage	Equity
Inception December 20, 2007	-	$-	$-	$-	$-

Common stock issued to Directors for cash December 20, 2007 at 0.001 per share	400,000,000	$40,000	$(35,000)	$-	$5,000

Capital Stock issued for Financing:
March 31 at 0.04 per share	110,416,000	$11,042	$44,166	$-	$55,208
Net loss for the year				(85)	(85)
Balance, May 31, 2008	510,416,000	$51,042	$9,166	$(85)	$60,123
Net loss for the year				(50,170)	(50,170)
Balance, May 31, 2009	510,416,000	$51,042	$9,166	$(50,255)	$9,953
Net loss for the year				(50,744)	(50,744)
Balance, May 31, 2010	510,416,000	$51,042	$9,166	$(100,999)	$(40,791)
Net loss for the period				(39,431)	(39,431)
Balance, August 31, 2010	510,416,000	$51,042	$9,166	$(140,430)	$(80,222)
*1 – The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC.

STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED AUGUST 31, 2010 and 2009 and CUMULATIVE FROM INCEPTION

(Unaudited)

	For the three months ended August 31, 2010	For the three months ended August 31, 2009	December 20, 2007 (Inception) to August 31, 2010

Operating Activities
Net (Loss)	$(39,431)	$(2,490)	$(140,431)
Adjustments To Reconcile Net Loss To	-	-	-
Changes in net assets and liabilities-
Accounts receivable and accrued receivables	$(1,880)	$-	$(1,880)
Accounts payable and accrued liabilities	$18,955	$-	$22,132
Net Cash Used By Operating Activities	$(22,356)	$(2,490)	$(120,178)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	$-	$-	$60,208
Repayment of loans	$(2,000)	$-	$(2,000)
Proceeds from loans	$2,000	$-	$62,000
Cash Provided by Financing Activities	$-	$-	$120,208

Net Increase/ (Decrease) in Cash	$(22,356)	$(2,490)	$30
Cash, Beginning of Period	$22,386	$60,123	$-

Cash, End of Period	$29	$57,633	$30

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2010

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the state of Nevada on December 20, 2007 as Real Value Estates, Inc. On July 20, 2010, the Company changed its name to Xun Energy, Inc.

The Company has no current operations and is considered a shell company. The Company has not yet realized any revenues from its planned operations.

Since we are currently deemed a shell company, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flow from inception to the current balance sheet date.

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

BASIS OF ACCOUNTING

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 fiscal year end.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of Xun Energy, Inc. as of August 31, 2010, and for the three months then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Xun Energy, Inc.’s financial position as of August 31, 2010, and the results of its operations and its cash flows for the three months ended August 31, 2010, and August 31, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of May 31, 2010, filed with the SEC for additional information, including significant accounting policies.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

SOFTWARE DEVELOPMENT COSTS

Software development costs are expensed as incurred unless the useful life is greater than one year. Software development costs capitalized would represent costs of design, configuration, coding, installation and testing of the Company’s software up to its initial implementation.  Ongoing software post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

NOTE 3.   ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of August 31, 2010.

NOTE 4.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period from inception (December 20, 2007) to August 31, 2010. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6.  INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   During fiscal 2010, 2009 and 2008, the Company incurred net losses and, therefore, has no tax liability.  The net deferred tax asset of approximately $49,150 (assuming a 35% effective tax rate) generated by the loss carry-forward has been fully reserved.

NOTE 7.  NET OPERATING LOSSES

As of August 31, 2010, the Company has a net operating loss carry-forward of approximately $140,430, which will expire 20 years from the date the loss was incurred.

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

On July 20, 2010, the Company filed a Certificate of Amendment to the Company’s certificate of incorporation with the Nevada Secretary of State which increased the Company’s authorization to issue 5,000,000,000 shares of $0.0001 par value common stock, refer to Note 12: CORPORATE ACTION

ISSUED AND OUTSTANDING

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

NOTE 12: CORPORATE ACTION

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

NOTE 13: COMMITMENTS

The Company entered into a Management and Financial Service Agreement with the interim CEO for a 6 month period ending August 31, 2010 whereby the interim CEO will be paid up to $5,000 per month. The Financial Service Agreement was not renewed by the Company when the Financial Service Agreement ended on August 31, 2010. There was no disagreement between the Company and Mr. Kushner regarding the Company’s operations or accounting.

NOTE 14: SUBSEQUENT EVENTS

The Company entered into a Management and Financial Service Agreement with Mr. Peter Matousek for a 12 month period ending August 31, 2011 whereby Mr. Matousek will be paid $30,000 in cash payments and 2,500 shares per month in stock of the Company. The stock will be valued based on the average of the 5 trading day close price prior to each month end. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

The Company entered into a Board Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch for a 12 month period ending August 31, 2011 whereby Mr. Matousek and Mr. Lynch will be paid 5,000 shares per month in stock of the Company. The stock will be valued based on the average of the 5 trading day close price prior to each month end. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2010 contains “ forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify  forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms "Xun Energy," the "Company," “we," "our," and "us" refer to Xun Energy, Inc.,  a Nevada  corporation.

Overview and History:

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

In February 2010, the Company installed new officers and directors and changed its business plan to focus  on emerging opportunities in solar energy.  In March 2010, the Company entered into a Share Exchange Agreement with Global Power and Water Industries, Inc., a company whose focus was  the  development and installation of high-efficiency concentrator solar cell arrays, thermal electric technologies and advanced tracking systems in China. The Agreement was terminated in May 2010 without liability.

Since Xun no longer has operations, our focus is  to effect a merger, exchange of capital stock, asset acquisition or other  similar business combination  with an operating or development stage business which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934 ("Exchange Act"). We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our management may become involved in management of the target business and/or may hire qualified but as yet unidentified individuals to manage the target business. Presently, we have no plans, proposals, agreements, understandings or arrangements to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

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

Results Of Operations For The Three Months Ended August 31, 2010 and 2009 and from Inception (December 20, 2007) to August 31, 2010

Revenues

           We have never generated any revenues from operations and only nominal income from interest income earned on our cash deposits.  Our operations to date have been financed by the sale of our common stock and third party loans. Operating expenses for the three months ended August 31, 2010 and 2009 totalled $39,446 and $2,490 respectively.  The primary reason for the significant increase in our operating expenses is attributable to an increase in professional fees from $2,000 to $32,068.  Professional fees since inception totalled $106,337.  Most of these expenses have been incurred in connection with our regulatory filings with the Securities and Exchange Commission and in connection with ongoing corporate activities.   During the three months ended August 31, 2010 we incurred filing fees of $1,608, general and administrative expenses totalling $4,561 and interest expenses totalling $1,210.  During the comparable period in 2009, these expenses were nominal.

         For the three months ended August 31, 2009 and 2008 we incurred a net loss of $(39,431) and $(2,490).  Net losses since Inception totalled $(140,430).

         Until we complete a business combination, we do not anticipate generating revenues, and any revenues that we generate may not be sufficient to satisfy our operating expenses.  In which case we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

Assets and Liabilities

At August 31, 2010 we had $30 in cash as compared to $22,386 at May 31, 2010.  The significant decrease in our cash holdings is attributable to management’s decision to satisfy ongoing operating expenses and outstanding liabilities due and owing creditors.  We continue to remain obligated to a third party creditor pursuant to a loan agreement in the amount of $60,000.  Our accounts payable at August 31, 2010 totaled $22,132 as compared to $3,177 at May 31, 2010.

Our total liabilities were $82,132 at August 31, 2010 as compared to $63,177 at May 31, 2010.  We have a working capital deficit of $80,222 as compared to a working capital deficit of $40,791 at May 31, 2010.

 We have no revenues to satisfy our ongoing liabilities.  Our auditors have issued a going concern opinion. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, with revenues sufficient to meet ongoing and accrued expenses, it is unlikely that we will be able to continue our operations in which case you will lose your investment.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEDINGS.

None.

ITEM 1A.   RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended May 31, 2010.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES.

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit  No.

Description

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

XUN ENERGY, INC.

Date: October 14, 2010	By:	/s/ Peter Matousek
Peter Matousek
Chief Executive Officer

Date: October 14, 2010	By:	/s/ Peter Matousek
Peter Matousek
Chief Financial Officer

Endnotes