Form 10-Q
period 2010-11-30
Xun Energy, Inc.
filed 2011-01-13
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

OR

 ☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

XUN ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-53466	26-1616719
(State of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

12518 NE Airport Way, Suite 148 No. 156 Portland Oregon  97230

(Address of principal executive offices)

(725)-200-0505
(Issuer’s telephone number, including area code)

Real Value Estates, Inc.

3970 Casa Blanca Road, Reno, Nevada  89502

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:  512,453,500 shares of common stock are issued and outstanding as of October 8, 2010

XUN ENERGY, INC.

INDEX

	PART I. – FINANCIAL INFORMATION	Page

Item 1.	Financial Statements	3

	Balance Sheets at November 30, 2010 (unaudited) and May 31, 2010 (audited)	3

	Statement of Operations for the Three Months ended November 30, 2010 and November 30, 2009, for the Six Months ended November 30, 2010 and November 30, 2009 and from Inception (December 20, 2007)	4

	Statements of Stockholders Equity from Inception (December 20, 2007) to November 30, 2010	5

	Statements of Cash Flows for the Six Months Ended November 30, 2010 and November 30, 2009 and Cumulative since Inception to November 30, 2010 (unaudited)	6

	Notes to Interim Financial Statements as of November 30, 2010	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	14

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4.	Controls and Procedures	16

	PART II. – OTHER INFORMATION

Item 1	Legal Proceedings.	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities.	16

Item 3.	Defaults upon senior securities.	17

Item 4.	Submission of matters to a vote of security holders.	17

Item 5.	Other information	17

Item 6.	Exhibits	17

	ITEM 1. FINANCIAL STATMENTS

	XUN ENERGY, INC.
	BALANCE SHEETS As of NOVEMBER 30, 2010 and MAY 31, 2010
	(Expressed in U.S. dollars)
	November 30, 2010	May 31, 2010
	(unaudited)	(audited)
ASSETS

Current Assets
Cash	$2,289	$22,386
Accounts Receivable	$192	$-

Total Current Assets	$2,481	$-

Total Assets	$2,481	$22,386

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$7,913	$3,177
Loan payable	$60,000	$60,000
Total Current Liabilities	$67,913	$63,177

Stockholders' Equity (Deficit)
Preferred Stock, par value $0.0001, 50,000,000 shares authorized,
none issued and outstanding	$-	$-
Common Stock, par value $0.0001, 5,000,000,000 shares authorized,
512,453,500 and 510,416,000 shares issued and outstanding, respectively	$51,245	$51,042
Paid in Capital	$112,263	$9,166
Receivables for issuance of stock, net	$(62,950)	$-
Deficit Accumulated During the Development Stage	$(165,991)	$(100,999)
Total Stockholders' Equity (Deficit)	$(65,433)	$(40,791)

Total Liabilities and Stockholders' Equity (Deficit)	$2,481	$22,386
*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The Accompanying Notes Are an Integral Part Of These Financial Statements

XUN ENERGY, INC. STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2010 and 2009 and CUMULATIVE FROM INCEPTION
(Expressed in U.S. dollars)

	For the three months ended November 30, 2010	For the three months ended November 30, 2009	For the six months ended November 30, 2010	For the six months ended November 30, 2009	December 20, 2007 (Inception) To November 30, 2010

Revenue
Revenue – Operations	$-	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-	$-

Expenses

Filing Fees	$369	$80	$1,977	$400	$6,097
General and Administrative	$4,003	$850	$8,563	$870	$30,581
Professional Fees	$19,755	$1,500	$51,823	$3,500	$126,092
Loss before income taxes	$(24,127)	$(2,430)	$(62,363)	$(4,770)	$(162,770)

Other income (expense)	$(1,434)	$-	$(2,629)	$-	$(3,220)

Provision for Income Taxes	$-	$-	$-	$-	$-

Net (Loss)	$(25,561)	$(2,430)	$(64,991)	$(4,770)	$(165,991)

Basic and Diluted
(Loss) per Common Shares	a	a	a	a

Weighted Average
Number of Common Shares*1	510,450,615	510,416,000	510,433,213	510,416,000

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. dollars)

					Deficit Accumulated During the Development Stage
			Additional Paid in Capital
	Common Stock					Total Equity
	Shares*1	Amount
Inception December 20, 2007	-	$-	$-		$-	$-
Common stock issued to Directors	400,000,000	$40,000	$(35,000)		$-	$5,000
For cash December 20, 2007		-	-			-
at 0.001 per share
Private placement closed on
March 31 at 0.04 per share	110,416,000	$11,042	$44,166		$-	$55,208
Net loss for the year					$(85)	$(85)
Balance, May 31, 2008	510,416,000	$51,042	$9,166		$(85)	$60,123
Net loss for the year					$(50,170)	$(50,170)
Balance, May 31, 2009	510,416,000	$51,042	$9,166		$(50,255)	$9,953
Net loss for the year					$(50,744)	$(50,744)
Balance, May 31, 2010	510,416,000	$51,042	$9,166		$(100,999)	$(40,791)
Common stock issued to Directors	37,500	$4	$3,296	$		$3,300
For purchase of Accounts Receivable	1,259,000	$126	$62,824	$		$62,950
For cash November 30, 2010	741,000	$74	$36,976	$		$37,050
Net loss for the period					$(64,991)	$(64,991)
Balance, November 30, 2010	512,453,500	$51,245	$112,263		$(165,991)	$(65,433)
*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC.

STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED NOVEMBER 30, 2010 and 2009 and CUMULATIVE FROM INCEPTION
(Expressed in U.S. dollars)

	For the six months ended November 30, 2010	For the six months ended November 30, 2009	December 20, 2007 (Inception) To November 30, 2010

Operating Activities
Net (Loss)	$(64,991)	$(4,770)	$(165,991)
Adjustments To Reconcile Net Loss To	-	-	-
Share based compensation	$3,300	$-	$3,300
Changes in net assets and liabilities-
Accounts receivable and accrued receivables	$(192)	$-	$(192)
Accounts payable and accrued liabilities	$4,737	$-	$7,913
Net Cash Used By Operating Activities	$(57,147)	$(4,770)	$(154,969)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	$100,000	$-	$160,208
Receivables for issuance of stock	$(62,950)	$-	$(62,950)
Repayment of loans	$(21,000)	$-	$(21,000)
Proceeds from loans	$21,000	$-	$81,000
Cash Provided by Financing Activities	$37,050	$-	$157,258

Net Increase (Decrease) in Cash	$(20,097)	$(4,770)	$2,289

Cash, Beginning of Period	$22,386	$9,953	$-

Cash, End of Period	$2,289	$5,183	$2,289

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$237	$-	$237

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS November 30, 2010

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of Xun Energy, Inc. as of November 30, 2010, and for the six months then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Xun Energy, Inc.’s financial position as of November 30, 2010, and the results of its operations and its cash flows for the six months ended November 30, 2010, and 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of May 31, 2010, filed with the SEC for additional information, including significant accounting policies.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

NOTE 3.   ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of November 30, 2010.

NOTE 4.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period from inception (December 20, 2007) to November 30, 2010. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company reserved 37,500 common shares for the 3 months ending November 30, 2010 with an average price of $0.088 per share and an aggregate of 37,500 for the fiscal year with an average price of $0.088 per share to the Executive and Board per a Management and Financial Service Agreement with Mr. Peter Matousek and a Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch, refer to NOTE 14: EXECUTIVE AND BOARD COMPENSATION for additional detail.

NOTE 6.  INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   During fiscal 2010, 2009 and 2008, the Company incurred net losses and, therefore, has no tax liability.  The net deferred tax asset of approximately $58,097 (assuming a 35% effective tax rate) generated by the loss carry-forward has been fully reserved.

NOTE 7.  NET OPERATING LOSSES

As of November 30, 2010, the Company has a net operating loss carry-forward of approximately $165,991, which will expire 20 years from the date the loss was incurred.

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

On July 20, 2010, the Company filed a Certificate of Amendment to the Company’s certificate of incorporation with the Nevada Secretary of State which increased the Company’s authorization to issue 5,000,000,000 shares of $0.0001 par value common stock, refer to NOTE 12: CORPORATE ACTION.

ISSUED AND OUTSTANDING

On December 20, 2007, the Company issued 400,000,000 (post forward split) common shares to its Directors for cash of $5,000.

Since inception (December 20, 2007) to November 30, 2009, the Company accepted subscriptions for 110,416,000 (post forward split) common shares from 37 investors under a private placement which closed on March 31, 2008. The private placement was not subject to any minimum investment and was priced at $0.0005 per share (post forward split). The Company accepted the subscriptions on various dates throughout the year.

The Company reserved 37,500 common shares for the 3 months ending November 30, 2010 with an average price of $0.088 per share and an aggregate of 37,500 for the fiscal year with an average price of $0.088 per share to the Executive and Board per a Management and Financial Service Agreement with Mr. Peter Matousek and a Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch, refer to NOTE 14: EXECUTIVE AND BOARD COMPENSATION for additional detail.

The Company issued 1,259,000 common shares on November 30, 2010 for $62,950.00 for Accounts Receivable assignment, refer to NOTE 15: ACCOUNTS RECEIVABLE PURCHASE.

The Company issued 741,000 common shares on November 30, 2010 for $37,050.00 cash in a negotiated transaction with an investor to fund the ongoing operations of the Company.

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

The Company has acquired from a third party shareholder the Accounts Receivable of $147,965, discounted, from Global Power and Water Industries, Inc., the Promissory Notes holder. The Company plans to offset the Promissory Notes against the Accounts Receivable purchased, subject to a successful civil action commenced by the seller of the Accounts Receivable. Refer to NOTE 15: ACCOUNTS RECEIVABLE PURCHASE for additional detail.

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

NOTE 13: COMMITMENTS

The Company entered into a Management and Financial Service Agreement with the interim CEO for a 6 month period ending August 31, 2010 whereby the interim CEO was paid $5,000 per month. The Financial Service Agreement was not renewed by the Company when the Financial Service Agreement ended on November 30, 2010. There was no disagreement between the Company and Mr. Kushner regarding the Company’s operations or accounting.

NOTE 14: EXECUTIVE AND BOARD COMPENSATION

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

The table below represents the shares issued to the Executive and Board with the 5-Day Average Share Closing Price:

				Fiscal Year	5-Day
	Shares		Total	Aggregate	Average Share
Month	Executive	Board	Shares	Shares	Closing Price	Amount
June	-	-	-	-	-	-
July	-	-	-	-	-	-
August	-	-	-	-	-	-
Quarter Total	-	-	-	-	-	-
September	2,500	10,000	12,500	12,500	$0.1500	$1,875.00
October	2,500	10,000	12,500	12,500	$0.0600	$750.00
November	2,500	10,000	12,500	12,500	$0.0540	$675.00
Quarter Total	7,500	30,000	37,500	37,500	$0.0880	$3,300.00

NOTE 15: ACCOUNTS RECEIVABLE PURCHASE

The Company, on November 30, 2010, entered into an Accounts Receivable Assignment (the “Assignment”) with Comtax Services Inc. (“Comtax”) whereby Comtax assigned to the Company $147,965 in accounts receivable due Comtax from Global Power and Water Industries, Inc. (Global)  in consideration for 1,259,000 common shares of the Company at a share price of $.05 for a total of $62,950.00. The $62,950 to Comtax represents the monies owed by the Company to Global in the form of Promissory Notes and interest due in March 2011 and April 2011 discussed in Note 11.

If within 150 days from the execution of the Assignment, the Company is not able to collect all accounts receivable, then the Company may re-transfer to Comtax and Comtax shall repurchase any outstanding accounts receivable for the balance owed.

Since entering the Assignment, Comtax has filed a civil action on December 16, 2010, Case Number 05-2010-CA-064575, with the County of Brevard, in the State of Florida, seeking judgment against Global for $147,965.00 plus interest, costs and other relief this court deems just and proper. Successful award of the judgment will allow the Company to offset the Loan Payable to Global, discussed in NOTE 11: LOAN PAYABLE, against the Accounts Receivable.

NOTE 16: SUBSEQUENT EVENTS

The Company, on December 9, 2010, executed a Letter of Intent with Global Energy Acquisitions, LLC (“GEA”) which provides in part for the Company to acquire from GEA a 51% gross royalty interest in up to 500 producing oil wells in Kentucky. GEA is in the business of exploring, developing, operating, and investing in, acquiring, selling, managing and drilling oil and gas properties.

It is anticipated that GEA will form a new, wholly owned subsidiary (the “Subsidiary”) and transfer the royalty interests in the oil wells to this entity. The Company will then acquire 51% of the common stock of the Subsidiary. The parties reserve the right to modify the structure of the transaction to facilitate any required regulatory approvals and to minimize the tax consequences of the transaction.

The Purchase Price for the acquisition of its equity position in the Subsidiary shall be paid in the Company’s common stock based upon the fair market value of the equity percentage of the Subsidiary’s common stock. The Letter of Intent further contemplates that the Company will redeem a percentage of the shares of common stock owned by the Company’s officers and directors in an amount equal to the proportionate share of the common stock issued to GEA. In addition, Peter Matousek will tender 100 million shares of common stock for redemption by the Company for nominal consideration.

Closing of the transaction is subject to further due diligence, execution of a definitive agreement, and satisfaction of conditions precedent including delivery of audited financial statements. There can be no assurance that the parties will come to terms on a definitive agreement or that the proposed transaction will in fact close.

The Company entered in a Management and Financial Service Agreement with Mr. Wayne St. Cyr as the Executive Vice President, Marketing and Strategic Development on December 21, 2010 for a ten day period ending December 31, 2010.

The Company entered into an employment agreement with Mr. Wayne St. Cyr as the Executive Vice President, Marketing and Strategic Development effective January 1, 2011. Mr. Wayne St. Cyr’s responsibilities will include but not be limited to raise the funds for the Company to complete an aggressive drilling program of 15 wells per month over the next 4 years subject to the closing of the acquisition from GEA a 51% gross royalty interest in up to 500 producing oil wells in Kentucky. GEA is in the business of exploring, developing, operating, and investing in, acquiring, selling, managing and drilling oil and gas properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2010 contains “forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify  forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

"Shell" Corporation

Currently, we have virtually no business operations other than our efforts to effectuate a Business Combination. As a result we can be characterized as a "shell" corporation. As a shell corporation, we face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We face all of the unforeseen costs, expenses, problems, and difficulties related to such companies. We are dependent upon our management to effectuate a Business Combination.

With limited capital resources and the uncertainties in the equities market, we have chosen to expand our search for possible acquisition candidates to encompass most industries and businesses.  The financial information set forth below represents the results of operations during our formative stages and is not indicative of the likely results from any new operations.

Subsequent Event

On December 9, 2010 we executed a Letter of Intent with Global Energy Acquisitions, LLC (“GEA”) which provides in part for the Company to acquire from GEA a 51% gross royalty interest in up to 500 producing oil and gas wells in Kentucky. GEA is in the business of exploring, developing, operating, and investing in, acquiring, selling, managing and drilling oil and gas properties.  The Purchase Price for the acquisition of its equity position in the Subsidiary will be paid in the Company’s common stock based upon the fair market value of the equity percentage of the Subsidiary’s common stock.

Closing of the transaction is subject to, execution of a definitive agreement.  There can be no assurance that the parties will come to terms on a definitive agreement or that the proposed transaction will in fact close.

Results Of Operations For The Three and Six Months Ended November 30, 2010 and 2009 and from Inception (December 20, 2007) to November 30, 2010

Revenues

           We have never generated any revenues from operations and only nominal income from interest income earned on our cash deposits. Our operations to date have been financed by the sale of our common stock and third party loans. Operating expenses for the three and six months ended November 30, 2010 and 2009 totalled $24,127 and $62,363 as compared to $2,430 and $4,770 respectively. Total operating expenses since inception were $162,770. The primary reason for the significant increase in our operating expenses is attributable to an increase in professional fees from $1,500 and $3,500 for the three and six months ended November 30, 2009 to $19,755 and $51,823 for the three and six months ended November 30, 2010.  Professional fees since inception totalled $126,092. Most of these professional fees were incurred in connection with our regulatory filings with the Securities and Exchange Commission and in connection with ongoing corporate activities.  We incurred general and administrative expenses of $4,003 and $8,563 for the three and six months ended November 30, 2010 as compared to $850 and $870 for the three and six months ended November 30, 2009. We incurred other income (expenses) of $(1,434) and $(2,629) for the three and six months ended November 30, 2010 as compared to no other income (expenses) for the three and six months ended November 30, 2009. There were no other significant expenses.

         For the three months and six months ended November 30, 2010 we incurred a net loss of $(25,561) and $(64,991) as compared to $(2,430) and $(4,770) for the three and six months ended November 30, 2009.  Total losses since inception were $(165,991).

         Until we complete a business combination, we do not anticipate generating revenues, and any revenues that we generate may not be sufficient to satisfy our operating expenses.  In which case we may have to cease operations and you may lose your entire investment.

Assets and Liabilities

At November 30, 2010 we had $2,289 in cash as compared to $22,386 at May 31, 2010.  The significant decrease in our cash holdings is attributable to management’s decision to satisfy ongoing operating expenses and outstanding liabilities due and owing to creditors.  We continue to remain obligated to a third party creditor pursuant to a loan agreement in the amount of $60,000.  Our accounts payable at November 30, 2010 totaled $7,913 as compared to $3,177 at May 31, 2010.

Our total liabilities were $67,913 at November 30, 2010 as compared to $63,177 at May 31, 2010.  We have a working capital deficit of $65,432 as compared to a working capital deficit of $40,791 at May 31, 2010.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES.

On November 30, 2010 the Company issued 1,259,000 shares of its common stock for an accounts receivable assignment.  The Company also issued 741,000 shares of its common stock for $37,050   in order to finance ongoing operations.

The Company has reserved for issuance 37,500 shares to its chief executive officer and two board members.

The issuance of the common stock was exempt from registration under Section 4(2) of the Securities Act.

At all times relevant:

- the  sale  was  made  to  a  sophisticated  or  accredited  investor;

-  we gave the purchaser the opportunity to ask questions and receive answers concerning the Company’s operations and to verify the accuracy of information furnished;

- at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale of the securities; and

- neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS.

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

XUN ENERGY, INC.

Date: January 13, 2011	By:	/s/ Peter Matousek
Peter Matousek
Chief Executive Officer

Date: January 13, 2011		/s/ Peter Matousek
Peter Matousek
Chief Financial Officer

Endnotes