Form 10-Q
period 2011-02-28
Xun Energy, Inc.
filed 2011-04-19
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

OR

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

XUN ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-53466	26-1616719
State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

12518 NE Airport Way Suite 148 No, 156, Portland, Oregon 97230
(Address of Principal Executive Offices) (Zip Code)

(775)-200-0505
(Issuer’s telephone number, including area code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  Yes [ ]   No[  X ]

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

312,501,000 shares of common stock are issued and outstanding as of April 19, 2011

XUN ENERGY, INC.

INDEX

PART I. – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets at February 28, 2011(unaudited) and May 31, 2010 (audited)	3

	Consolidated Statement of Operations for the Three and Nine Months ended February 28, 2011 and February 28, 2010 and from Inception (December 20, 2007) to February 28, 2011	4

	Consolidated Statements of Stockholders Equity from Inception (December 20, 2007) to February 28, 2011	5

	Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2011 and February 28, 2010 and Cumulative since Inception to February 28, 2011 (unaudited)	6

	Notes to Interim Consolidated Financial Statements as of February 28, 2011	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	15

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17

Item 4.	Controls and Procedures	18

	PART II. – OTHER INFORMATION

Item 1	Legal Proceedings.	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities.	19

Item 3.	Defaults upon senior securities.	19

Item 4.	Submission of matters to a vote of security holders.	19

Item 5.	Other information	19

Item 6.	Exhibits	20

ITEM 1.      FINANCIAL STATMENTS

	XUN ENERGY, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
	CONSOLIDATED BALANCE SHEETS As of FEBRUARY 28, 2011 and MAY 31, 2010
	(Expressed in U.S. dollars)
	February 28, 2011	May 31, 2010
	(unaudited)	(audited)
ASSETS

Current Assets
Cash	$1,954	$22,386
Accounts Receivable	$192	$-
Total Current Assets	$2,146	$22,386

Intangible Assets
Legal and Contractual
Rights	$4,483	$-
Trademarks	$20	$-
Incorporation Costs	$100	$-
Total Legal and Contractual	$4,603	$-
Total Intangible Assets	$4,603	$-

Total Assets	$6,748	$22,386

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$34,344	$3,177
Loan payable	$34,300	$60,000
Total Current Liabilities	$68,644	$63,177

Stockholders' Equity (Deficit)
Preferred Stock, par value $0.0001, 50,000,000 shares authorized,
none issued and outstanding	$-	$-
Common Stock, par value $0.0001, 5,000,000,000 shares authorized,
512,501,000 and 510,416,000 shares issued and outstanding, respectively	$51,250	$51,042
Paid in Capital	$119,308	$9,166
Deficit Accumulated During the Development Stage	$(232,454)	$(100,999)
Total Stockholders' Equity (Deficit)	$(61,896)	$(40,791)

Total Liabilities and Stockholders' Equity (Deficit)	$6,748	$22,386
*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 2011 and 2009 and CUMULATIVE FROM INCEPTION (Unaudited)
(Expressed in U.S. dollars)

	For the three months ended February 28, 2011	For the three months ended February 28, 2010	For the nine months ended February 28, 2011	For the nine months ended February 28, 2010	December 20, 2007 (Inception) To February 28, 2011

Revenue
Revenue - Operations	$-	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-	$-

Expenses

Filing Fees	$758	$200	$2,735	$600	$6,855
General and Administrative	$13,529	$320	$22,092	$1169	$44,110
Professional Fees	$52,225	$1,500	$104,048	$5,000	$178,317
Loss before income taxes	$(66,512)	$(2,020)	$(128,874)	$(6,769)	$(229,282)

Other income (expense)	$48	$-	$(2,580)	$-	$(3,172)

Provision for Income Taxes	$-	$-	$-	$-	$-

Net (Loss)	$(66,463)	$(2,020)	$(131,455)	$(6,769)	$(232,454)

Basic and Diluted
(Loss) per Common Shares	A	a	a	A

Weighted Average
Number of Common Shares*1	512,472,583	510,416,000	511,105,533	510,416,000

a = Less than ($0.01) per share
*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
	(Expressed in U.S. dollars)
					Deficit Accumulated During the Development Stage
			Additional Paid in Capital
	Common Stock					Total Equity
	Shares*1	Amount
Inception December 20, 2007	-	$-	$-		$-	$-
Common stock issued to Directors	400,000,000	$40,000	$(35,000)		$-	$5,000
For cash December 20, 2007		-	-			-
at 0.001 per share
Private placement closed on
March 31 at 0.04 per share	110,416,000	$11,042	$44,166		$-	$55,208
Net loss for the year					$(85)	$(85)
Balance, May 31, 2008	510,416,000	$51,042	$9,166		$(85)	$60,123
Net loss for the year					$(50,170)	$(50,170)
Balance, May 31, 2009	510,416,000	$51,042	$9,166		$(50,255)	$9,953
Net loss for the year					$(50,744)	$(50,744)
Balance, May 31, 2010	510,416,000	$51,042	$9,166		$(100,999)	$(40,791)
Common stock issued to Directors	37,500	$4	$3,296	$		$3,300
For purchase of Accounts Receivable	1,259,000	$126	$62,824	$		$62,950
For cash November 30, 2010	741,000	$74	$36,976	$		$37,050
Common stock issued to Directors	37,500	$4	$5,946	$		$5,950
Common stock issued to Consultant	10,000	$1	$1,099	$		$1,100
Net loss for the period					$(131,455)	$(131,455)
Balance, February 28, 2011	512,501,000	$51,250	$119,308		$(232,454)	$(61,896)
*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD ENDED FEBRUARY 28, 2011 and 2009 and CUMULATIVE FROM INCEPTION (Unaudited)
(Expressed in U.S. dollars)
	For the nine months ended February 28, 2011	For the nine months ended February 28, 2010	December 20, 2007 (Inception) To February 28, 2011

Operating Activities
Net (Loss)	$(131,455)	$(6769)	$(232,454)
Adjustments to reconcile net loss to net cash used by operating activities
Share based Compensation	$10,350	$-	$10,350
Changes in net assets and liabilities-
Accounts receivable and accrued receivables	$(192)	$-	$(192)
Accounts payable and accrued liabilities	$31,167	$120	$34,344
Net Cash Used By Operating Activities	$(90,129)	$(6,649)	$(187,952)

INVESTING ACTIVITIES
Purchase of Intangible Assets	$(4,603)	$-	$(4,603)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	$100,000	$-	$160,208
Repayment of loans	$(81,000)	$-	$(81,000)
Proceeds from loans	$55,300	$25	$115,300
Cash Provided by Financing Activities	$74,300	$-	$194,508

Net Increase (Decrease) in Cash	$(20,432)	$(6,624)	$1,954

Cash, Beginning of Period	$22,386	$9,953	$-

Cash, End of Period	$1,954	$3,329	$1,954

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the state of Nevada on December 20, 2007 as Real Value Estates, Inc. On July 20, 2010, the Company changed its name to Xun Energy, Inc.

On February 7, 2011, the Company established two subsidiaries in the State of Kentucky.

The Company acquired three oil and gas leases in the State of Kentucky on February 28, 2011 and subsequent to the 9 months ending February 28, 2011 began production of crude oil on one of its leases. The Company is engaged in the business of oil and gas exploration and production of crude oil. The Company is focusing its efforts on re-entering existing oil and gas wells that previously produced oil and gas or are producing oil and gas.

As of February 28, 2011, the Company was a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flow from inception to the current balance sheet date. On April 18, 2011, the Company filed a Form 8-k with the SEC disclosing that the Company is no longer a shell and has completed a workover program on one of its wells.

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

BASIS OF ACCOUNTING

FISCAL YEAR

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 fiscal year end.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Xun Energy, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements are presented in accordance with the accounting principles generally accepted in the United States.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of Xun Energy, Inc. and subsidiaries as of February 28, 2011, and for the nine months then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Xun Energy, Inc.’s consolidated financial position as of February 28, 2011, and the results of its consolidated operations and its cash flows for the nine months ended February 28, 2011, and 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending May 31, 2011. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of May 31, 2010, filed with the SEC for additional information, including significant accounting policies.

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

NOTE 3.   ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of February 28, 2011.

NOTE 4.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period from inception (December 20, 2007) to February 28, 2011. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts. There is no guarantee that the Company will be successful generating profits from its oil and gas operations that commenced subsequent to February 28, 2011.

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

The Company issued an aggregate of 75,000 shares for the fiscal year with an average price of $0.123 per share to the Executive and Board pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek and a Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch, refer to NOTE 14: EXECUTIVE AND BOARD COMPENSATION for additional detail.

NOTE 6.  INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   During fiscal 2010, 2009 and 2008, the Company incurred net losses and, therefore, has no tax liability.  The net deferred tax asset of approximately $81,359 (assuming a 35% effective tax rate) generated by the loss carry-forward has been fully reserved.

NOTE 7.  NET OPERATING LOSSES

As of February 28, 2011, the Company has a net operating loss carry-forward of approximately $232,454, which will expire 20 years from the date the loss was incurred.

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

The Company issued an aggregate of 75,000 shares for the fiscal year with an average price of $0.123 per share to the Executive and Board pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek and a Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch, refer to NOTE 14: EXECUTIVE AND BOARD COMPENSATION for additional detail.

The Company issued 1,259,000 common shares on November 30, 2010 for $62,950.00 for Accounts Receivable assignment, refer to NOTE 15: ACCOUNTS RECIEVABLE PURCHASE.

The Company issued 741,000 common shares on November 30, 2010 for $37,050.00 cash in a negotiated transaction with an investor to fund the ongoing operations of the Company.

The Company issued 10,000 common shares on February 28, 2011 for $1,100.00 pursuant to an Oil and Gas Field Operations Services agreement with the Company.

Subsequent to February 28, 2011, the Company entered into Redemption Agreement on March 28, 2011 with Peter Matousek, the Company’s president and director, which provides in part for the Company to redeem from Mr. Matousek a total of 140 million shares of the Company’s common stock at a price of $87,500 or $0.000625 per share. Also on March 28, 2011 the Company entered into similar redemption agreements with four other shareholders which in total provide for the redemption of 60 million shares of the Company’s common stock. The purchase price for the 60 million totaled $37,500 or $0.000625 per share. With the redemption of the 200 million shares, the Company will have 312,501,000 shares of common stock issued and outstanding.

NOTE 9: RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. This guidance concludes that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances, and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 becomes effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements of Level 3 assets and liabilities which will be effective for fiscal years beginning after December 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010 The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 provides guidance in measuring the fair value of a liability when a quoted price in an active market does not exist for an identical liability or when a liability is subject to restrictions on its transfer. ASU 2009-15 was effective for the Company beginning with the quarter ended December 31, 2009. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

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

NOTE 11: LOAN PAYABLE

The Company had a loan in the amount of $60,000.00 which consisted of two unsecured Promissory Notes which accrued interest at 8 per cent per annum with Global Power and Water Industries, Inc. (GPWI). On November 30, 2010, the Company acquired from a third party shareholder the Accounts Receivable of $147,965, discounted, from GPWI, the Promissory Notes holder. The Company offset the Promissory Notes against the Accounts Receivable purchased, pursuant to a successful civil action by the seller of the Accounts Receivable. Refer to NOTE 15: ACCOUNTS RECEIVABLE PURCHASE for additional detail.

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

The Company entered in a Management and Financial Service Agreement with Mr. Wayne St. Cyr as the Executive Vice President, Marketing and Strategic Development on December 21, 2010 for a ten day period ending December 31, 2010 which was extended for a 12 month term to December 31, 2011, whereby the Executive Vice President, Marketing and Strategic Development is paid $10,000 per month.

The Company entered into Oil and Gas Field Operations Agreement with Michael Grubb whereby Mr. Grubb will be paid $5,000.00 per month to provide his services exclusively as Manager of Field Operations for the Company’s wholly owned subsidiaries in its Oil and Gas operations in Kentucky. The term of the Oil and Gas Field Operations Agreement is for 6 months and is renewable by the Company.

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

The Company entered into a Board Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch for a 12 month period ending August 31, 2011 whereby Mr. Matousek and Mr. Lynch will each be paid 5,000 shares per month in stock of the Company. The stock will be valued based on the average of the 5 trading day close price prior to each month end. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000. The table below represents the shares issued to the Executive and Board with the 5-Day Average Share Closing Price:

				Fiscal Year	5-Day		Par
	Shares		Total	Aggregate	Share		Value	Paid In
Month	Executive	Board	Shares	Shares	Average	Cost	$0.0001	Capital
June	-	-	-	-	-	-	-	-
July	-	-	-	-	-	-	-	-
August	-	-	-	-	-	-	-	-
Quarter Total	-	-	-	-	-	-	-	-
September	2,500	10,000	12,500	12,500	$0.1500	$1,875.00	$1.25	$1,873.75
October	2,500	10,000	12,500	25,000	$0.0600	$750.00	$2.50	$747.50
November	2,500	10,000	12,500	37,500	$0.0540	$675.00	$3.75	$671.25
Quarter Total	7,500	30,000	37,500	37,500	$0.0880	$3,300.00	$7.50	$3,292.50
December	2,500	10,000	12,500	50,000	$0.1440	$1,800.00	$5.00	$1,795.00
January	2,500	10,000	12,500	62,500	$0.2220	$2,775.00	$6.25	$2,768.75
February	2,500	10,000	12,500	75,000	$0.1100	$1,375.00	$7.50	$1,367.50
Quarter Total	7,500	30,000	37,500	75,000	$0.1587	$5,950.00	$18.75	$5,931.25
9 months ending	15,000	60,000	75,000	75,000	$0.1233	$9,250.00	$26.25	$9,223.75

NOTE 15: ACCOUNTS RECEIVABLE PURCHASE

The Company, on November 30, 2010, entered into an Accounts Receivable Assignment (the “Assignment”) with Comtax Services Inc. (“Comtax”) whereby Comtax assigned to the Company $147,965 in accounts receivable due Comtax from Global Power and Water Industries, Inc. (GPWI)  in consideration for 1,259,000 common shares of the Company at a share price of $.05 for a total of $62,950.00. The $62,950 to Comtax represents the monies owed by the Company to GPWI in the form of Promissory Notes and interest due in March 2011 and April 2011 discussed in Note 11.

Since entering the Assignment, Comtax has filed a civil action on December 16, 2010, Case Number 05-2010-CA-064575, with the County of Brevard, in the State of Florida, seeking judgment against GPWI for $147,965.00 plus interest, costs and other relief this court deems just and proper. On January 22, 2011, Comtax was awarded a Clerk of Courts default judgment, Brevard County, Florida. On April, 12, 2011, Judge Tanya B. Rainwater of the Circuit Court of the 18th Judicial Circuit, Brevard County, Florida, granted final judgment in favor of Comtax in the amount of $151,269.41 against GPWI.

NOTE 16: TERMINATED LETTER OF INTENT

On December 9, 2010 the Company executed a Letter of Intent with Global Energy Acquisitions, LLC (“GEA”) which provided in part for the Company to acquire from GEA a 51% gross royalty interest in up to 500 producing oil wells in Kentucky. Closing of the transaction was subject to completion by each party of their own due diligence and the negotiation and execution of a definitive agreement.

After further review, GEA elected to terminate the Letter of Intent and neither party will be under any contractual obligation to the other with respect to closing the transaction. However, the Company remains subject to certain provisions of the Letter of Intent following its termination including, but not limited to the binding conditions of the Letter of Intent until January 31, 2012.

NOTE 17: SUBSEQUENT EVENTS

On March 28, 2011 the Company entered into Redemption Agreement with Peter Matousek, the Company’s president and director, which provides in part for the Company to redeem from Mr. Matousek a total of 140 million shares of the Company’s common stock at a price of $87,500 or $0.000625 per share. The terms of the stock redemption agreement is a non callable 3 year note.  The principal will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maturity Date”). Principal plus all accrued interest will be due on the Maturity Date.

Also on March 28, 2011 the Company entered into similar redemption agreements with four other shareholders which in total provide for the redemption of 60 million shares of the Company’s common stock. The purchase price for the 60 million totaled $37,500 or $0.000625 per share.

With the redemption of the 200 million shares, the Company will have 312,501,000 shares of common stock issued and outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 contains “forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify  forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

With no operations, our focus has been to effect a merger, exchange of capital stock, asset acquisition or other similar business combination.   We did not restrict our search to any particular business or industry.

In March 2010, the Company entered into a Share Exchange Agreement with Global Power and Water Industries, Inc., a company whose focus was the development and installation of high-efficiency concentrator solar cell arrays, thermal electric technologies and advanced tracking systems in China. The Agreement was terminated in May 2010 without liability.

On December 9, 2010 the Company executed a Letter of Intent with Global Energy Acquisitions, LLC (“GEA”) which provided in part for the Company to acquire from GEA a 51% gross royalty interest in up to 500 producing oil wells in Kentucky. Closing of the transaction was subject to completion by each party of their own due diligence and the negotiation and execution of a definitive agreement.

On February 1, 2011, GEA elected to terminate the Letter of Intent and neither party will be under any contractual obligation to the other with respect to closing the transaction. However, the Company remains subject to certain provisions of the Letter of Intent following its termination including, but not limited to the binding conditions of the Letter of Intent until January 31, 2012.

In February 2011 management identified several other business opportunities in the state of Kentucky. On February 7, 2011, the Company established two wholly owned subsidiaries in the State of Kentucky, Xun Oil of Kentucky, Inc. and Nux Holdings of Kentucky, Inc.

On February 28, 2011, Nux Holdings of Kentucky, Inc. entered into several different leasehold assignments with Sequachee Oil and Gas LLC (Sequachee) which provide in part for the assignment of Sequachee’s  leasehold rights in three leases.  As a result of the leasehold assignments, we own a 100% working interest and 75% of the net revenue interest in three separate leases. The leasehold interests are located in Lincoln, Jackson and Clay County, Kentucky.

We do not believe that the acquisitions of these leasehold interests in and of itself have resulted in a change of shell status.  Rather, we believe that further work on these leasehold interests is required before the Company will no longer be considered a shell.

Subsequent Events:

On March 16, 2011, the Company commenced a workover program on well number XUN001. During the process of working over the well, the well produced 31 barrels of crude oil. On April 15, the Company completed its workover program on well number XUN001 and has placed the well into production for crude oil.

Results Of Operations For The Three and Nine Months Ended February 28, 2011 and February 28, 2010 and from Inception (December 20, 2007) to February 28, 2010

Revenues

           We have never generated any revenues from operations.  Our operations to date have been financed by the sale of our common stock and third party loans. Operating expenses for the three and nine months ended February 28, 2011 and 2010 totalled $66,512 and $128,874 and $2,020 and $6,769 respectively.  Total expenses since inception were $232,454.

           The primary reason for the significant increase in our operating expenses is attributable to an increase in professional fees from $1,500 and $5,000 for the three and nine months ended February 28, 2010 to $52,225 and $104,048 for the three and nine months ended February 28, 2011.  Professional fees since inception totalled $178,317. Most of these professional fees were incurred in connection with our regulatory filings with the Securities and Exchange Commission and in connection with ongoing corporate activities.  We incurred general and administrative expenses of $13,529 and $22,092 for the three and nine months ended February 28, 2011 as compared to $320 and $1,169 for the three and nine months ended February 28, 2010.  There were no other significant expenses.

         For the three months and nine months ended February 28, 2011 we incurred a net loss of $(66,463) and $(131,455) as compared to $(2,020) and $(6,769) for the three and nine months ended February 28, 2010.  Total losses since inception were $(232,454).

         During the next twelve months we do not anticipate generating sufficient revenues to satisfy our operating expenses.  In which case, unless we secure additional debt or equity financing, you may lose your entire investment.

Assets and Liabilities

At February 28, 2011 we had $1,954 in cash as compared to $22,386 at May 31, 2010.  The significant decrease in our cash holdings is attributable to management’s decision to satisfy ongoing operating expenses and outstanding liabilities due and owing creditors. Total assets at February 28, 2011 totaled $6,748 as compared to $22,386 at May 31, 2010.

We continue to remain obligated to a third party creditor pursuant to a loan agreement in the amount of $34,330.  Our accounts payable at February 28, 2011 totaled $34,344 as compared to $3,177 at May 31, 2010.

Our total liabilities were $68,644 at February 28, 2011 as compared to $63,177 at May 31, 2010.

We have a working capital deficit of $66,498 as compared to a working capital deficit of $40,791 at May 31, 2010.

Our auditors have issued a going concern opinion. Unless we secure equity or debt financing, of which there can be no assurance, or our leasehold interests generate revenues sufficient to meet ongoing and accrued expenses, it is unlikely that we will be able to continue our operations in which case you will lose your investment.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of February 28, 2011, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

Management's annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of February 28, 2011, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of February 28, 2011 is adequate.

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

b)

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEDINGS.

None.

ITEM 1A.   RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 8-k filed April 18, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES.

The Company issued 7,500 common voting shares during the 3rd quarter and reserved 7,500 common voting shares on February 28, 2011 to Mr. Matousek pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek for a 12 month period ending August 31, 2011 whereby Mr. Matousek will be paid $30,000 in cash payments and 2,500 shares per month in stock of the Company.

The Company issued 30,000 common voting shares during the 3rd quarter and reserved 30,000 common voting shares on February 28, 2011 to Mr. Matousek and Mr. Lynch pursuant to a Board Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch for a 12 month period ending August 31, 2011 whereby Mr. Matousek and Mr. Lynch will each be paid 5,000 shares per month in stock of the Company.

The Company issued 10,000 common shares on February 28, 2011 for $1,100.00 pursuant to an Oil and Gas Field Operations Services agreement with the Company.

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

32.1

Certificate of the Chief Executive Officer  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certificate of the Chief Financial  Officer  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XUN ENERGY, INC.

Date: April 19, 2011	By:	/s/ Peter Matousek
Peter Matousek
Chief Executive Officer

Date: April 19, 2011	By:	/s/ Peter Matousek
Peter Matousek
Chief Financial Officer

Endnotes