Form 10-K
period 2011-05-31
Xun Energy, Inc.
filed 2011-09-28
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: May 31, 2011
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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of November 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $25,520,800 based on the price the Common Stock was last sold ($0.05)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

A court.		Yes		No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 28, 2011, there were 312,576,600 shares of our Common Stock issued and outstanding.

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

TABLE OF CONTENTS

PART I. Page

Definitions

4

Item 1.

Business

8

Item 1A.

Risk Factors

18

Item 1B.

Unresolved Staff Comments

26

Item 2.

Properties

26

Item 3.

Legal Proceedings

29

Item 4.

Submission of Matters to a Vote of Security Holders

29

PART II

Item 5.

Market for Common Equity Related Stockholder Matters and Issuer

Purchases of Equity Securities

29

Item 6.

Selected Financial Data

31

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operation

31

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk

35

Item 8.

Financial Statement and Supplemental Data

35

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

51

Item 9A

Controls and Procedures

51

Item 9B.

Other Information

52

                                                                          PART III

Item 10.

Directors, Executive Officers and Corporate Governance

53

Item 11.

Executive Compensation

56

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

57

Item 13.

Certain Relationships and Related Transactions, and Director

Independence

57

Item 14.

Principal Accounting Fees and Services

58

                                                                         PART IV

Item 15.

Exhibits, Financial Statement Schedule

58

PART I

Definitions

There are numerous abbreviations of general use in the Oil and Gas Industry, as well as those used by the Company. Following is a glossary of abbreviations used throughout this report.

Abbreviations:

Abbreviation	Definition

“BBL”	Barrel, 42 US gallons
“BOPD”	Barrels of Oil Production per Day
“BOPM”	Barrels of Oil Per Month
“D&A”	Dry and Abandoned
“DG”	Domestic Gas
“GAS”	Gas Producer or natural gas
“HKO”	Highest known oil
“LKH”	Lowest known hydrocarbons
“LOC”	Location (new permit issued or insufficient data)
“MCF”	One Thousand Cubic Feet
“MCFGPD”	Thousand Cubic Feet Of Gas Per Day
“MCFPD”	One Thousand Cubic Feet of Gas Per Day
“MMBtu”	One million (1,000,000) British thermal units
“MMCFD”	One Million Cubic Feet of Gas Per Day
“NRI”	Net Revenue Interest or Net Royalty Interest
“NUX”	Nux Holdings of Kentucky, Inc.
“OIL”	Oil Producer or crude oil
“ORRI”	Overriding Royalty Interest
“SEC”	The United States Securities and Exchange Commission.
“TCF”	Trillion cubic feet
“TRM”	Terminated (permit expired or cancelled)
“WI”	Working Interest
“XNRG”	Xun Energy, Inc.
“XUN OIL”	Xun Oil of Kentucky, Inc. or Oil and Gas Division of Xun Energy, Inc.

Oil and Gas Glossary of Terms and Definitions

We are providing you with the following glossary of terms to assist you in your understanding of the oil and gas industry.

Term	Definition
ASSIGNMENT

In oil and gas usage, assignment is a transfer of a property or an interest in an oil or gas property; most commonly, the transfer of an oil or gas lease. The assignor does the transferring and the assignee receives the interest of property.

CRUDE OIL PRODUCTION

Pressure from the reservoir forces the hydrocarbons (crude oil) from the pores in the formation, and moves them to the wellbore. A downhole pump connected by sucker rod to a pump jack artificially lifts the crude oil from the bottom of the wellbore to the top of the wellhead and into a collection tank.

DOWN HOLE PUMP OR BOTTOM HOLE PUMP	Any of the rod pumps, high-pressure liquid pumps, or centrifugal pumps located at or near the bottom of the well and used to lift the well fluids.

DRILLING RIG

A drilling rig is a machine, which creates holes (usually called boreholes) and/or shafts in the ground. Drilling rigs can be massive structures housing equipment used to drill oil wells, or natural gas extraction wells.

FARMIN AGREEMENT

An agreement between operators whereby the owner (farmer) not wanting to drill a property agrees to assign all or part to the operator (farmee) desiring to drill; farmee assumes the obligation to drill one or more wells on the property to earn the assignment.

FRACTURING	The pumping of crude oil, diesel, water, or chemical into a reservoir with such force that the reservoir rock is broken and results in greater flow of oil or gas from the reservoir.

GAS WELL	A well that produces natural gas, which is not associated with crude oil.

LANDMAN	The individual who negotiates oil and gas leases with mineral owners, cures title defects, and negotiates with other companies on agreements concerning the lease.

LANDOWNER	The person who generally owns all or part of the minerals under his lands and is entitled to lease the same.

LEASE

(1) A legal instrument executed by a mineral owner granting exclusive right to another to explore, drill, and produce oil and gas from a piece of land; (2) Used in conjunction with the actual location of a well(s) or unit.

LESSEE	The person who receives the lease, sometimes called the tenant.

LESSOR	The person giving the lease, sometimes called grantor or landlord.

NET REVENUE INTEREST	The share of revenue, expressed in fractions or decimals, accruing to the working interest after deducting all lease burdens (royalty, overriding royalty, or similar burden).
(1)
OFFSET WELL

(2)

(1) A well drilled on the next location to the original well. The distance from the first well to the offset well depends upon spacing regulations and whether the original well produces oil or gas. (2) A well drilled on one tract of land to prevent the drainage of oil or gas to an adjoining tract where a well is being drilled or is already producing.

OIL & GAS LEASE

A contract between mineral owner, otherwise known as the lessor and a company or working interest owner, otherwise known as the lessee in which the lessor grants the lessee the right to explore, drill and produce oil, gas and other minerals for a specified primary term and as long thereafter as oil, gas or other minerals are being produced in paying quantities. This lease gives the lessee a working interest. The oil and gas lease is granted in exchange for royalty payments to the lessor. It is simply a "ticket to hunt".

OIL WELL	A well that produces crude oil, which is not associated with natural gas.

OPERATOR

Company which operates an Oil and Gas Lease, either on its own behalf, or, if a member of a consortium, on behalf of Lessee’s. Takes primary responsibility for day-to-day operations for an activity (exploration, development, or production) on the Oil and Gas Lease.

OVERRIDE ROYALTY

An overriding royalty interest can be assigned from a working interest owner to a person. An overriding royalty interest may also be generated by someone who has leased a person’s minerals and then assigns their leasehold to a working interest owner and retains an override. Neither a royalty nor overriding royalty interest owner pays any well costs associated with the drilling, recompletion or workover of a well. They also do not pay any of the monthly operating expenses associated with a well. Like mineral and royalty owners, the owner of overriding royalty interests receives a portion of the income from the production of oil and gas. The main difference is that the owner of an overriding royalty does not own the minerals under the ground, only proceeds from the production of minerals. Once the lease has expired and production has ceased, the overriding royalty interest expires. Conversely, the owners of minerals and royalties maintain their ownership after production ceases.

PLUG

To fill a well’s borehole with cement or other impervious material to prevent the flow of water, gas or oil from one strata to another when a well is abandoned; to screw a metal plug into a pipeline to shut off drainage or to divert the stream of oil to a connecting line to stop the flow of oil or gas.

PLUGGING A WELL

To fill up the borehole of an abandoned well with mud and cement to prevent the flow of water or oil from one strata to another or to the surface. In the industry’s early years, wells were often improperly plugged or left open. Modern practice requires that an abandoned well be properly and securely plugged.

PROPERTY	Land covered by the Oil and Gas Lease.

PRODUCTION	The process of extracting crude oil or natural gas from the underground formations to the surface via natural reservoir pressures or by artificial lift.

PROVED DEVELOPED RESERVES

Proved reserves that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well, and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

PROVED RESERVES

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. (i) The area of the reservoir considered as proved includes: (A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

(ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. (iii) Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. (iv) Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (B) The project has been approved for development by all necessary parties and entities, including government entities.

PROVED UNDEVELOPED RESERVES

Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. (i) Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. (ii) Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time. (iii) Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

PUMPER	An employee of an operator who is responsible for gauging the oil and gas sold off the leases he has been assigned and who is also responsible for maintaining and reporting the daily production.
6
PUMP JACK

A pump jack (nodding donkey, pumping unit, horsehead pump, beam pump, sucker rod pump (SRP), grasshopper pump, thirsty bird, jack pump) is the over ground drive for a reciprocating piston pump in an oil well. It is used to mechanically lift liquid out of the well if there is not enough bottom hole pressure for the liquid to flow all the way to the surface.

RESERVOIR

A subsurface, porous, permeable or naturally fractured rock body in which oil or gas are stored. Most reservoir rocks are limestones, dolomites, sandstones, or a combination of these. The four basic types of hydrocarbon reservoirs are oil, volatile oil, dry gas, and gas condensate. An oil reservoir generally contains three fluids—gas, oil, and water—with oil the dominant product. In the typical oil reservoir, these fluids become vertically segregated because of their different densities. Gas, the lightest, occupies the upper part of the reservoir rocks; water, the lower part; and oil, the intermediate section. In addition to its occurrence as a cap or in solution, gas may accumulate independently of the oil; if so, the reservoir is called a gas reservoir. Associated with the gas, in most instances, are salt water and some oil. Volatile oil reservoirs are exceptional in that during early production, they are mostly productive of light oil plus gas, but, as depletion occurs, production can become almost totally completely gas. Volatile oils are usually good candidates for pressure maintenance, which can result in increased reserves. In the typical dry gas reservoir, natural gas exists only as a gas and production is only gas plus fresh water that condenses from the flow stream reservoir. In a gas condensate reservoir, the hydrocarbons may exist as a gas, but, when brought to the surface, some of the heavier hydrocarbons condense and become a liquid.

ROD (SUCKER ROD)	Steel rods that are screwed together to form a “string” that connects the pump inside a well’s tubing down hole to the pump jack on the surface; pumping rods.

ROYALTY

A percentage interest in the value of production from a lease that is retained and paid to the mineral rights owner. The share of the production or proceeds therefrom reserved to the lessor under the terms of the mineral lease. Normally, royalty interests are free of all costs of production (as distinguished from costs of marketing) except production taxes, and is established in the lease by reserving a royalty, which is usually, expressed fractionally (i.e. 1/8).

SERVICE RIG

A service rig is a piece of equipment, which is used for servicing wells such as oil and gas wells. Service rigs are not intended for drilling, but for the completion of other tasks related to operating oil and gas wells. Some companies, which operate wells, maintain their own service rigs, while others prefer to rent them because they can be very expensive. Specialty crews run service rigs when they are needed for routine maintenance and emergencies.

SWAB

A tool, which is lowered down the pipe on a wire line. The "swab" is then pulled out of the hole. As it travels up the pipe, rubber elements expand so that the fluid in the pipe is trapped above the swab and pushed to the surface. This operation is necessary when the formation pressure is not high enough to blow the fluids in the pipe to the surface.

TOP HEAD LEASE	A lease acquired while a mineral lease to the same property is still in effect. The top head lease (held by a different company) replaces the existing lease when it expires or is terminated.

TUBING	Relatively small-diameter pipe that is run into a well to serve as a conduit for the passage of oil and gas to the surface.

WELLBORE	The hole drilled by the bit that is equipped for oil or gas production on a completed well. Also called Well or Borehole.
WELLHEAD	The equipment at the surface of a well used to control the pressure; the point at which the hydrocarbons and water exit the ground

WILDCAT WELL	An exploration well that is drilled to an unproven reservoir from which no oil or gas has been produced in the nearby area. A "rank" wildcat is drilled in an area distant from previous drilling.

WORKING INTEREST

The right granted to the lessee of a property to explore for and to produce and own oil, gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on a cash, penalty, or carried basis.

WORKOVER

(1)

Operations on a producing well to restore or increase production. A workover may be performed to stimulate the well, remove sand, or wax from the wellbore, to mechanically repair the well, or for other reasons.

(2)

 The performance of one or more of a variety of remedial operations on a producing oil well to try to increase production. Examples of workover jobs are deepening, plugging back, pulling resetting liners, and squeeze cementing.

Item 1, Business

Background:

Corporate History:

We were incorporated on December 20, 2007 in the State of Nevada. We are a development stage company, and to date have earned limited revenue and currently do not have any significant assets. Our original business plan was to develop a website related to the residential real estate foreclosure market, containing an online social network for those involved in foreclosures, an online database with residential real estate foreclosure property listings, and a knowledge base with educational and informational materials about the foreclosure market. We planned to include foreclosure listings searchable by state, county, and city throughout the United States. We were not successful with this endeavor.

In February 2010 pursuant to several privately negotiated stock sales, there was a change in control and new officers and directors were appointed. Management determined that it would be in the best interests of the Company to change its business model and focus its further operations in the alternative energy field. In connection with this revised business plan, the Company changed its name to Xun Energy, Inc. Our Board of Directors believes that the name change was necessary to more accurately reflect the Company’s new business operations. The name change would assist shareholders, prospective investors, and analysts in understanding our new business model by eliminating confusion with respect to our prior activities.

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

In order to better position the Company to pursue other business opportunities; in July 2010, we increased the number of authorized shares of our common stock from one hundred million to five billion. We also forward split our outstanding common stock on an 80:1 basis.

Even though the agreement with Global was terminated, management believes that with the name change, recapitalization, and forward split, the Company is well positioned to pursue other business opportunities.

On December 9, 2010, the Company executed a Letter of Intent with Global Energy Acquisitions, LLC (“GEA”) which provided in part for the Company to acquire from GEA a 51% gross royalty interest in up to 500 producing oil wells in Kentucky. Closing of the transaction was subject to completion by each party of their own due diligence and the negotiation and execution of a definitive agreement. After further review, GEA elected to terminate the Letter of Intent and neither party will be under any contractual obligation to the other with respect to closing the transaction. However, the Company remains subject to certain provisions of the Letter of Intent following its termination including, but not limited to the binding conditions of the Letter of Intent until January 31, 2012.

On February 7, 2011, the Company established two subsidiaries in the State of Kentucky.

The Company acquired three oil and gas leases in the State of Kentucky on February 28, 2011 and began production of oil on one of its leases.

On April 18, 2011, the Company filed a Form 8-k with the SEC disclosing that the Company is no longer a shell and has completed a workover program on one of its wells and produced oil that was sold and generated its first revenue for the Company.

General:

The Industry

Background:  Oil and Gas industry:

The oil and gas businesses are fundamentally commodity businesses. This means the Company’s operations and earnings may be significantly affected by changes in oil and gas prices. Oil and gas prices and margins in turn depend on local, regional, and global events or conditions that affect supply and demand for the relevant commodity. Commodity prices are subject to significant price fluctuations.

Economic conditions

The demand for energy and petrochemicals correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on our results. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates or periods of civil unrest, also impact the demand for energy and petrochemicals. Economic conditions that impair the functioning of financial markets and institutions also pose risks to the Company, including risks to the safety of our financial assets and to the ability of our customers to fulfill their commitments to the Company.

Operational Hazards and Insurance

Our operations are subject to the usual hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires and pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operation. In addition, the presence of unanticipated pressures or irregularities in formations, miscalculations, or accidents may cause our drilling activities to be unsuccessful and result in a total loss of our investment. We do not maintain insurance of the various types to cover our operations with policy limits and retention liability customary in the industry. The occurrence of a significant adverse event, the risks of which are not covered by insurance, could have a material adverse effect on our financial condition and results of operations. We cannot give any assurances that we will be able to obtain adequate insurance in the future at rates we consider reasonable.

Public Policy and Government Regulation

The oil and natural gas industry is subject to various types of regulation throughout the world. Laws, rules, regulations, and other policy implementations affecting the oil and natural gas industry have been pervasive and are under constant review for amendment or expansion. Pursuant to public policy changes, numerous government agencies have issued extensive laws and regulations binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas exploration, production and marketing and midstream activities. These laws and regulations increase the cost of doing business and, consequently, affect profitability. Because public policy changes affecting the oil and natural gas industry are commonplace and because existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations. However, we do not expect that any of these laws and regulations will affect our operations in a manner materially different than they would affect other oil and natural gas companies of similar size and financial strength.

Industry Competition For Leases, Materials, People and Capital Can Be Significant

Strong competition exists in all sectors of the oil and gas industry. We compete with other independent oil and gas companies for the acquisition of oil and gas leases and properties. Most of these entities have significantly greater assets and name recognition. We also compete for the equipment and personnel required to explore, develop and operate properties. Competition is also prevalent in the marketing of oil and gas. Typically, during times of high or rising commodity prices, drilling and operating costs will also increase. Higher prices will also generally increase the costs of properties available for acquisition. Certain of our competitors have financial and other resources substantially larger than ours. They also may have established strategic long-term positions and relationships in areas in which we may seek new entry. As a consequence, we may be at a competitive disadvantage in the acquisition of oil and gas leases and properties. In addition, many of our larger competitors may have a competitive advantage when responding to factors that affect demand for oil and gas production, such as changing worldwide price and production levels, the cost and availability of alternative fuels, and the application of government regulations.

North American Market

The oil and natural gas industry contributes tremendously to the U.S. economy as one of the nations’ largest employers and purchasers of goods. The industry also produces many products essential to everyday living and provides an economical fuel source for the nation’s transportation, agriculture, and manufacturing needs.

U.S. and global energy demand is rising significantly as worldwide population grows and quality of life improves for people around the globe. In fact, the International Energy Outlook 2010 projects a 50 percent increase in world energy consumption between 2007 and 2035.

Facts and Figures About the U.S. Oil and Natural Gas Industry

9.237 million	Number of people directly and indirectly employed by the U.S. oil and natural gas industry
$1 trillion	Amount contributed to the national economy by the oil and natural gas industry
$178 billion	Amount paid to the U.S. government in rent, royalties and bonus payments from 1892 to 2009
$95.6 billion	Amount paid in 2008 U.S. income taxes alone
$194 billion	Amount invested to improve the environmental performance of its products, facilities and operations since 1990
$58.4 billion	Amount invested in low- and zero-carbon emission technologies from 2000 to 2008—more than either the federal government or all U.S.-based private industries combined

Source: http://energytomorrow.org

The future global primary energy demand is expected to be driven by increasing requirements of the rising population, the overall rate of economic growth, and the availability and affordability of energy; energy fuel mix and the efficiency of current and future energy technologies used by the fast emerging economies. Technology, population growth and the role of renewable sources of energy will be the key factors in influencing the future energy growth path. For example, technology could act as double sword. While it will facilitate in augmenting the energy supplies and reducing cost, it will also be the key to arrest the acceleration in energy demand – energy efficiency and help in reducing emission/conservation.

Kentucky

Oil and gas has been produced from more than 1,500 pools in Kentucky from rocks of Cambrian to Pennsylvanian age. Most oil is produced from Mississippian limestone and sandstone in eastern and western Kentucky or from Ordovician limestone and dolomites in southern Kentucky. Most natural gas is produced from the Devonian black shale in eastern Kentucky.

Strengths

• Kentucky's existing oil and gas infrastructure is extensive
• Finding and production costs are low because resources are shallow
• There is significant natural gas in known fields (mostly in the Devonian black shale)
• Much of Kentucky's subsurface data are available in digital format
• The state is centrally located for access and distribution to northern and eastern industrial markets
• Federal- and State-funded oil and gas exploration research is being carried out

History in Kentucky

Kentucky's oil and gas industry began in the early 19th century with pioneers searching for salt brines for use in tanning, food preservation, and livestock agriculture. In 1818, Martin Beatty was searching for brine in what is now the Big South Fork National River and Recreation Area in southeastern Kentucky. This shallow well initially produced up to 100 barrels per day. Between 1818 and the Civil War, few oil wells were drilled, but they were often spectacular. The "Old American well," drilled near Burkesville, Cumberland County, produced more than 50,000 barrels from its discovery in 1829 until about 1860. The end of the Civil War began the era of exploration for oil and gas. The first commercial gas wells in Kentucky were drilled between 1863 and 1865 in Meade County. The gas was used as fuel to evaporate brines and was later delivered by pipeline to Louisville for lighting and domestic heat. Historic production data are sparse. The record for statewide oil production starts in 1883. Western Kentucky natural gas production data are available from 1933 to 1949. Statewide natural gas data are available beginning 1950. These data indicate Kentucky's total historic oil and gas production exceeds 9.85 quadrillion Btu (765 million barrels of oil and 5.4 trillion cubic feet of natural gas). Two of Kentucky's potential energy resources have largely been ignored because of a lack of information. Preliminary data indicate natural gas is present in coal beds (coal bed methane) in both of the state's coal regions. A small pilot project is currently producing coal bed methane in eastern Kentucky. Natural asphalt, known as tar sand, was mined early in the 20th century for road paving material. The tar sand was successfully produced in the late 1970's and early 1980's when the price of oil was sufficiently high to make this resource economical.

Production

Most of Kentucky’s counties have been tested to varying depths for oil and gas resources. In 2004, production was reported from 65 counties. In general, oil production dominates in the western coalfield and south-central areas of Kentucky; the eastern coalfield produces mostly natural gas. Kentucky has an estimated 18,000 producing oil wells and 13,000 producing gas wells. The majority of those producing wells are in the "stripper" category, having daily production rates of 60 million Btu or less (10 barrels of oil or 60,000 cubic feet of gas). Many wells are reported with initial daily production rates in excess of 580 million Btu (100 barrels of oil or 580,000 cubic feet of gas). Daily production per well averages much lower, however: 2.4 million Btu (0.5 barrels) for oil and 19 million Btu (19,000 cubic feet) for gas in 2004. In 2004, production totaled 109 trillion Btu (2.54 million barrels of oil and 94 billion cubic feet of natural gas) with a total value of $583 million ($26 million severance tax paid). Annually, Kentucky produces only about 12 percent of the 921 trillion Btu of oil and natural gas consumed in the state.

Petroleum is produced at various depths from limestone, sandstone, and shale of Cambrian through Pennsylvanian age. In some areas of the state oil is still produced from depths of less than 100 feet. Wells producing natural gas from the Cambrian Rome Formation are currently Kentucky's deepest producers, with some zones exceeding 7,500 feet. The overall average total depth of oil and gas wells drilled in the state is less than 1,500 feet. The average depth for wells drilled in 2001 is more than 2,700 feet. This increase represents the exploration for deeper producing zones and the continuing efforts to develop the Devonian shale natural gas resource; both occur primarily in eastern Kentucky. As the price of oil and gas has increased, interest in coal, bed methane and Devonian shale gas production have grown especially in western Kentucky.

Era		System and Series	Began mybp*	Resource
Mesozoic		Cretaceous	144	Lignite?
		Jurassic	208	(not present in Kentucky)
		Triassic	245	(not present in Kentucky)
Paleozoic		Permian	286	(not present in Kentucky)
	Carboniferous System	Pennsylvanian	320	Coal, oil, gas, tar sand
		Mississippian	360	Oil, gas, tar sand
		Devonian	408	Oil & gas
		Silurian	438	Oil & gas
		Ordovician	505	Oil & gas
		Cambrian	544	Oil & gas
Precambrian			4,500	Potential gas
* million years before present Source: Kentucky Geological Survey

Resource Estimates

Known oil and gas resources in Kentucky include estimates of remaining oil in existing fields, heavy oil in the form of tar sands, and natural gas in the Devonian shale for a total resource of nearly 40 quadrillion Btu. Unproven or speculative resources may represent an additional 135 quadrillion Btu for an estimated total oil and gas resource of more than 174 quadrillion Btu.

Resource Category	Amount	Units	Quadrillion Btu
In known fields
Remaining oil in place	1.32	billion bbl	7.6
Tar Sand	3.42	billion bbl	19.8
Devonian shale gas	12.00	tcf	12.0
Subtotal for known fields			39.5
Speculative
Coal bed Methane	0.848	tcf	0.8
Devonian shale gas	112.00	tcf	112.0
Mississippian natural gas	0.30	tcf	0.3
Cambrian natural gas	0.5	tcf	0.5
Other oil	0.68	billion bbl	4.0
Subtotal for speculative resources			117.6
TOTAL BTU			157.1
Source: Kentucky Geological Survey

There are no known indicated or proven reserves on any of our leaseholder interests.

Future

Experts generally agree that oil will remain a primary transportation fuel for the next 20 to 40 years. In many of Kentucky's larger and older fields, oil is being produced using secondary or enhanced recovery methods. As long as the price of oil justifies the expense, new technology, including enhanced recovery as the result of carbon sequestration (CO2 flooding), will be developed, and applied to produce additional oil from the state's known fields. To reduce our dependence on oil, new energy resources must be developed and reach significant levels of deployment in the commercial and public sectors. Given the current economic climate (i.e., a price of oil in the $80 to $100 per barrel range), the trend will be a continued increase in domestic oil production. Formerly abandonment wells will be exploited using secondary or enhanced drilling method creating jobs and an increase tax base for local communities. Oil, however, is not just a transportation fuel. Many products are derived from crude oil: lubricants, herbicides, pesticides, fertilizer, plastics, pharmaceuticals, and others. Even with increased domestic production,   we will still rely on imports for foreign oil to meet increasing demands.

Natural gas is a low-carbon fuel that will increase in importance. It is considered a cleaner alternative to oil both as a fuel for domestic transportation and a supplemental fuel for electric power generation. Current production trends reflect the increase in demand for cleaner burning (i.e., lower CO2 emissions) natural gas. Initially, use of natural gas as a transportation fuel will increase. In Kentucky, this means continued development of Devonian shale gas, coal bed methane, and exploration for potential deep gas resources (Trenton/Black River, Rough Creek Graben, East Continent Rift Basin, and Rome Trough). Devonian shale gas production will be extended into western Kentucky as the gas gathering, compression, pipeline, and processing infrastructure is expanded. Fuel cell or other technologies will eventually replace natural gas. Natural gas will likely remain important as a source for hydrogen for fuel cells and as a feedstock for the chemical and manufacturing industries, however.

In the future, carbon, in the form of carbon dioxide (CO2), may be a regulated commodity. The CO2 removed from the atmosphere will require disposal or "sequestration." Kentucky's producing fields will represent a significant opportunity for recycling and disposal of CO2, often with the benefit of enhanced oil and natural gas recovery.

Tax Credits

The state of Kentucky currently offers tax credits for both oil and gas produced from recovered inactive wells. The tax credit is equal to 4.5 percent of the gross value of the hydrocarbon (oil or natural gas) produced from the recovered inactive well. There are two stipulations that must be met for eligibility for the tax credit:

1. The well must have been inactive or plugged for two consecutive years prior to returning the well to an active status.
2. The hydrocarbon is produced from the same pre-existing hydrocarbon bearing strata, i.e., the well is not deepened or recompleted to another hydrocarbon-bearing zone.

The Division of Oil and Gas will provide the applicant a letter certifying that the conditions for the tax credit have been met, and that letter can be submitted with other needed documentation to the Severance Tax Section of the Department of Revenue.

There is no assurance that these tax credits will continue.

Company Operations

The Company is engaged in the business of oil and gas exploration and the production of oil and gas. The Company is focusing its efforts on re-entering existing oil and gas wells that previously produced oil and gas or are producing oil and gas at a fractional output compared to when the oil and gas wells first came into production and perform a workover program on the well. Workover activities include one or more of a variety of remedial operations on a producing well or inactive well to try to increase production. A workover program varies from well to well and can cost from a few thousand dollars to as much as fifty thousand dollars.

The implementation of our business plan will require significant capital. We do not have this capital and as a result, we will require additional financing to develop our leasehold obligations. We may use debt or equity to fund our ongoing operations. There can be no assurance that any financing will be available, and if available, will be on terms and conditions acceptable to the Company. If we rely on equity financing, our shareholders will experience significant dilution. If we rely on debt financing, we may not be able to satisfy our debt obligations.

Identification of leasehold interests.

The Company has chosen to focus its operations in the state of Kentucky. At this time, we do not believe that we have sufficient resources to expand our operations beyond the state of Kentucky. Rather our focus will be on developing the leaseholds acquired to date. We may however acquire additional leaseholds either within or outside of the state of Kentucky. However, it is unlikely that we will be able to exploit these leaseholds without a significant capital infusion.

Drilling opportunities in Kentucky.

Kentucky has over 13,000 abandoned oil and gas wells with an estimated 18,000 producing oil wells and 13,000 producing gas wells. The majority of those producing wells are in the "stripper" category, having daily production rates of 60 million Btu or less (10 barrels of oil or 60,000 cubic feet of gas). Many wells are reported with initial daily production rates in excess of 580 million Btu (100 barrels of oil or 580,000 cubic feet of gas). This gives the Company a market of over 44,000 oil and gas wells to select targets for its workover model.

A workover program varies from well to well and Company can incur costs from a few thousand dollars to as much as fifty thousand dollars.

Workover programs could entail any one or more of the following workover activities, depending upon the workover required to stimulate or enhance the well to produce oil or gas:

• drill out the plugs,
• drill the well deeper to a new producing formation,
• acid stimulation to open up the producing formation,
• replace or install down hole pump, rod and tubing,
• replace or install well casing
• fracture the producing formation,
• replace or install pump jack, collection tank, and surface equipment
• drill an offset well, or
• surface work such as drill or well head pad and access roads, fences, etc.

Not all wells that have workover programs completed will be successful and the Company may incur costs in an attempt to stimulate or produce production of oil or gas. Should a workover program be unsuccessful, the Company will incur costs to abandon the well, which include plugging, and filling the well as well as surface reclamation of the landowner’s property back to original condition. The cost of abandoning a well ranges from five hundred to five thousand dollars.

The State of Kentucky requires a bond to be posted for each well should the Company fail to perform with the proper plugging and abandonment of any well. Bond deposits vary by the well depth and are as follows:

Well Depth	Amount of Bond
0 to 500 feet	$500
501 feet to 1,000 feet	$1,000
1,001 feet to 1,500 feet	$1,500
1,501 feet to 2,000 feet	$2,000
2,001 feet to 2,500 feet	$2,500
2,501 feet to 3,000 feet	$3,000
3,001 feet to 3,500 feet	$3,500
3,501 feet to 4,000 feet	$4,000
4,001 feet and deeper	$4,500

The State of Kentucky allows any qualified well operator, in lieu of the individual bond, to file with the department a blanket bond according to the following tiered structure:

1.

One (1) to twenty-five (25) wells require a ten thousand dollar ($10,000) bond;

2.

Twenty-six (26) to one hundred (100) wells require a twenty-five thousand dollar ($25,000) bond;

3.

One hundred one (101) to five hundred (500) wells require a fifty thousand dollar ($50,000) bond; and

4.

Five hundred one (501) or more wells require a one hundred thousand dollar ($100,000) bond.

The Company will look to identify Oil and Gas Leases that had or have oil and gas wells drilled on the owner’s property whereby the oil and gas wells have been shut-in due to poor performance or at the time of shut-in, it was uneconomical to complete the oil or gas well for production. The target Oil and Gas Leases selected for acquisition should have the potential to be worked over or stimulated to produce oil or gas at costs, after the cost of the workover below the sales price of the oil or gas.

Subject to sufficient financing, the Company’s objective will be to identify and acquire oil and gas properties that have the potential for natural gas production. Due to the low sales price of natural gas, many landowners and natural gas producers are selling their gas leases at discounted prices to entice oil operators to drill for oil or workover abandoned or poor oil producing wells to take advantage the current high selling price of oil.

Once the property has been identified, the Company’s current Landman (Michael Grubb), or an independent consultant approaches the owner of the property to secure an Oil and Gas Lease with the landowner or approaches the current Operator of the Oil and Gas Lease to negotiate an agreement to allow the Company to perform a workover program.

If there is no current Operator on the property, the Company will enter into an Oil and Gas Lease agreement with the landowner. In consideration of the rights granted to the Company, the landowner generally receives e a standard rate royalty of 1/8 or 12.5% of the sales proceeds of such, less 1/8 (12.5%) of applicable production and transportation costs and taxes, including, without limitation, mineral severance taxes, based on the field price received by the Company for oil or gas sold to a purchaser. There may be some instances where the Company may negotiate a non-standard royalty, which may be less or higher than the standard royalty rate of 1/8.

If there is an existing Operator for the Oil and Gas Lease, the Company’s Landman approaches the Operator of the Property to solicit a workover program with the Operator. In the case that the Operator accepts the Company’s solicitation for a rework program, the Company will either enter into a Farmin workover program with the Operator or the Operator will assign the Oil and Peter  Matousek is an internationally seasoned consultant and entrepreneur with a European background. Formal education includes attendance at University of Maryland University College and Warner Pacific College, where he earned degrees in Associates of Arts and Bachelors of Business Administration.

He has been a proud member of the United States Navy and is a Veteran of Foreign War having recently served in Operation Iraqi Freedom. The Army Achievement Medal, Navy Achievement Medal and Honorable Discharge are among his many awards and recognition.

Professionally, Matousek has demonstrated both passion and ability, working extensively with the public markets for companies throughout the United States and Canada. During this time, he has cultivated relationships with shareholders, private investors, venture capital firms and investment advisors, in addition to a wealth of business professionals and strategic partners worldwide.

With over 20 years of experience in the financial industry, Matousek has utilized his in-depth knowledge and skills to foster unparalleled success in the public arena. He has held directorships, key officer positions, and has represented numerous companies in the capacity of Investor & Public Relations. His ability to communicate in a number of languages and to understand other cultures and traditions has enabled Peter to establish lasting relationships and effective synergies.

He has also has been a frequent contributor to charitable organizations, such as Ministries to Mexico and recently contributed to the erection of a War Heroes Memorial.

Gas Lease to the Company in consideration for an Overriding Royalty and in some cases, plus a cash consideration. Typical Overriding Royalty’s range from 2.5% to as much as 25% depending upon the current production on the Oil and Gas Lease and the potential for Oil and Gas production.

A typical Oil and Gas Lease grants the Company the exclusive right to explore the land (“Property”) covered by the Oil and Gas Lease by geophysical and other methods, and to operate same for and produce there from all naturally-occurring oil, gas, casing-head gas or gasoline, gas condensate and/or all other liquid or gaseous hydrocarbons and other marketable or non-marketable substances produced therewith ("Oil and Gas"); and the exclusive right to inject gas, water, brine and other fluids into subsurface strata; and rights of way and easements for laying pipelines, telephone, telegraph and power lines, and the right to erect or install power stations, compressor stations, roadways, storage tanks or other storage facilities, separators and any fixtures and other structures thereon for producing, treating, processing, maintaining, storing and caring for the oil and gas; and oil and gas from other properties and any and all other rights and privileges necessary, incident to, or convenient for the economical operation of the Property and other lands for the production of Oil and Gas, and the injecting of gas, water, brine and other fluids into subsurface strata.

The Company may, at any time and from time-to-time pool all or part of the Property with other properties to create one or more drilling units. The production of Oil or Gas from such a pooled unit is generally treated as though the production occurred from a well on the Property, except the Lessor shall be entitled to royalty only on its pro-rata share of such production.

It is intended that the Oil and Gas Lease also include all lands and interests therein of Lessor, which are contiguous to or in the vicinity of the Property

Usually the Oil and Gas Lease will remain in force for a term of one year from the date executed and for as long thereafter as Oil and/or Gas is produced from the Property, or as long as operations for drilling are continued or as long as operations are continued for injection of gas, water, brine and other fluids into subsurface strata. In the case of our four Oil and Gas Leases, three of the Oil and Gas Leases (Tillet, Gross and Neely) have a 6 month term to commence a workover program or lose the lease due to forfeiture. The Nelson Lease has a one year term to commence a workover program.

When a well is worked over, drilled, an access road is constructed to the well site or upgraded. This results in surface damages that the surface owner is compensated for the loss of property. Timber may also be cut down during construction, the Company may cut and stack the timber at a location convenient for the surface owner to sell or a value may be assessed on the timber and the surface owner compensated.

Under Kentucky law, the state Division of Oil and Gas can force a "pooling" of the oil and gas interests of a landowner with the interests of other landowners where the size or condition of lands does not allow the neighbor to find a drill site while respecting distance limits from property lines. A mineral owner has five options in the context of forced pooling. They can:

1.

Lease their mineral interest.

2.

Sell their mineral interest.

3.

Participate materially in the development of the gas field.

4.

Be a non-consenting owner.

5.

Protest forced pooling.

A rework well or producing well requires maintenance by a company representative sometimes referred to as a “pumper” to insure the well(s) produce at their capacity and to monitor production. As per the terms of the lease, a gate may be installed by the well Operator to prohibit access to the Property by unauthorized personnel. The gate is typically locked and a key may be provided to the landowner. The well may require periodic maintenance by a service rig during the life of the well. Surface equipment includes a wellhead, gas meter, storage tank (for oil wells), separator, and pipeline. Lease is held-by-production during the life of the well(s).

When the well is no longer considered productive, the Company is required to plug the well under the direction of the Division of Oil and Gas inspector for the State. This involves placing cement plugs at various depths to isolate producing intervals, protect fresh water aquifers and coal seams. The site is reclaimed and vegetation is established to prevent erosion from the well site. After all wells on a lease are plugged, the lease is terminated and returned to the mineral owner.

After completion and testing of a workover program, the well is put into production. As in the case of oil, the oil is pumped into a 100 BBL or 200 BBL tank(s). The pumper inspects the well on a daily or regular routine basis and monitors the production of oil. As the tank(s) nears capacity, the pumper will make arrangements for pickup of the oil for delivery to the Purchaser. Broker/truckers like Barrett, Coomer, Regal, and Kentucky Oil Gathering gather the oil and deliver the oil to either a gathering station or refinery, such as the Somerset Energy Refinery in Somerset, Kentucky or the Mobil Refinery in Ashland, Kentucky. The cost of hauling the oil to the refinery varies by distance from the well to the refinery and can range from $4 to $6 per BBL. The cost of the freight charge is borne by the Company. Oil collected or shipped during the month is paid by the Purchaser in the following month. The price paid for the produced oil is based on the average monthly market price.

Conflicts of Interest

Management is not required to commit their full time to our affairs and, accordingly, such persons may have conflicts of interest in allocating management time among various business activities. Our affiliates, officers, and directors may engage in other business activities similar and dissimilar to those we are engaged in. To the extent that management engages in such other activities, they will have possible conflicts of interest in diverting opportunities to other companies, entities, or persons with which they are or may be associated or have an interest, rather than diverting such opportunities to us. As no policy has been established for the resolution of such a conflict, we could be adversely affected should management choose to place their other business interests before ours. No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities. Management may become aware of investment and business opportunities, which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Management may have conflicts of interest in determining which entity a particular business opportunity should be presented. Accordingly, as a result of multiple business affiliations, management may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in our favor. We may consider Business Combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

Investment Company Act and Other Regulation

We may participate in a Business Combination by purchasing, trading, or selling the securities of such Target Business. We do not, however, intend to engage primarily in such activities. Specifically, we  intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Employees

Other than our officers and directors, we have no employees. We outsource all of our business operations as follows:

Executive, Financial and Operations:

Mr. Jerry G. Mikolajczyk was a key consultant who identified the opportunities available to us in Kentucky and helped negotiate our contracts and assisted the Company with its financial reporting over the last year. Mr. Mikolajczyk consulted to the Company, through an agency, Comtax Services, Inc., from April 2010 to May 31, 2011. On May 31, 2011, Mr. Mikolajczyk was appointed as our President, Chief Executive Officer (CEO) and our Chief Financial Officer (CF0). Mr. Mikolajczyk was also appointed a director of the Company on May 31, 2011. Mr. Mikolajczyk resigned as an officer of Comtax Services, Inc. on May 31, 2011.

Mr. Mikolajczyk (age 58) has had an extensive career in the oil and gas, construction, and mining industries. He has worked for Fortune 500 companies such as BP Resources (British Petroleum), SCI Group of Companies, Husky Oil, Syncrude, Bechtel, Guy F. Atkinson and INCO. He has worked as a heavy equipment operator on surface and open pit mining operations. After completing his Business Administration diploma, he went on to obtain his professional designation as a Certified General Accountant (CGA) and Certified Internal Auditor (CIA). As a professional accountant and auditor, he has been involved with planning, designing, and testing operations to ensure that the operations are efficient and effective. Recently he was awarded “CFO of the Year” for the application of his knowledge and expertise in a turnaround assignment for the Santa Clara Valley Transportation Authority (VTA), a $3.3 Billion asset transportation authority in Silicon Valley (San Jose, California). Jerry has an aggregate of 40 years of experience, which include:

•

Twenty-two (22) years of C-Level experience.

•

Ten (10) years in the Oil and Gas Industry evaluating and analyzing systems and operations to improve effectiveness, increase profits, and streamline operations without compromising controls.

•

Eighteen (18) years in the Mining Industry with operational experience in tar sands, copper, gold, limestone and precious stones. Mines were both open pit and deep rock (shaft) as well as alluvial and placer mining operations.

•

Twenty Seven (27) years of experience in the Construction Industry ranging in Oil and Gas, Mining, Transportation and Housing sectors. Specialty is Project Control and Reporting.

Mr. Mikolajczyk, through consulting agencies, has provided various consulting services to clients, which included, but not limited to:

•

Global Power and Water Industries, Inc.

•

VTA (Santa Clara Valley Transportation Authority)

•

MineCore International, Inc.

•

Platinum Works, Inc.

•

Blue Green Corp

•

J.M.E.L. International, Inc.

•

Nova Petrochemicals

•

BP Resources

In addition to providing financial and operations consulting services to the Company, Mr. Mikolajczyk is also consulting to Shirelle Holdings, Inc. developing the Carter Creek Iron Ore project.

Field Operations:

Mr. Michael Grubb is our Manager of Field Operations in Kentucky. Michael was instrumental in negotiating the four Oil and Gas Leases and completing our first workover, well number XUN001, for the Company. Michael has over 11 years of oil and gas industry experience. He has been involved in various aspects of the oil and gas industry including duties as landman, oil and gas well completions, reclamation of properties, oil and gas well drilling, surveying, geological map reading, evaluating geological formations, well reading (well logs) and interpretation, to being a heavy equipment operator. He has managed field workers and oil and gas contractors from drilling contractors through to well completions and well workovers. Michael recently consulted to Americas Energy Company, Sequachee Oil and Gas LLC, KYTX OIL and Gas and Consolidated Oil and Gas/ Sand Hill Energy. Michael managed Grubb Industrial and Trucking, a family owned and operated business until the company was sold recently.

Finance:

Mr. Wayne St. Cyr is our Executive Vice President, Marketing, and Strategic Development. Wayne’s duties include the planning and implementation of the financing for the workover program. Wayne comes to us leaving a distinguished 10 year career with RBS Group (Royal Bank of Scotland) which includes a six time recipient of the President's Award for exceeding company objectives. During his tenure at RBS/Citizens Financial Group, he was responsible for developing the key alliances with Citizens Bank. Wayne’s education includes an Associates degree in Business Administration and a Bachelor of Science degree in Marketing.

In addition to providing marketing and strategic development consulting services to the Company, Wayne is also consulting to Shirelle Holdings, Inc. developing the Carter Creek Iron Ore project.

Availability of SEC Filings:

You may read and copy any materials we file with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Website/Available Information

Our website can be found at www.xunenergy.com. As of the date of filing this Annual Report on Form 10-K, our website is under construction and being updated. Once completed, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”) can be accessed free of charge on our web site at www.xunenergy.com under the “Shareholder/Financial” section of our web site within the “SEC Filings” subsection as soon as is reasonably practicable after we electronically file such material with, or otherwise furnish it to, the SEC.

Information contained on or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

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

RISK FACTORS

Risks Related to Our Business

We have extremely limited assets and ceased generating revenue.

We have little assets and have had limited revenues since inception. We will not receive revenues until we complete funding through debt, equity, or Joint Venture financing.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a debt, equity, or Joint Venture financing or consummate a business combination with a profitable business. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by the Company or ever.

We will need to raise additional capital.

We will require additional financing. Any debt or equity financing may be dilutive to shareholders, and debt financing, if available, would increase expenses, and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than desired, it may have a material adverse effect on our financial condition.

Risks related to our business operations:

Environmental and Occupational Regulations will impact our operations.

We are subject to various federal, state, provincial, and local international laws and regulations concerning occupational safety and health as well as the discharge of materials into, and the protection of, the environment. Environmental laws and regulations relate to, among other things:

• assessing the environmental impact of drilling, workover or construction activities;
• the generation, storage, transportation and disposal of waste materials;
• the emission of certain gases into the atmosphere;
• the monitoring, abandonment, reclamation and remediation of well and other sites, including sites of former operations; and
• the development of emergency response and spill contingency plans.

The costs of environmental protection and safety and health compliance are significant. Compliance with environmental, safety and health initiatives can be costly. There is no assurance that we will be able to comply with these regulations. If we cannot comply with these regulations, we will be forced to cease all operations in which case you will lose your entire investment. We cannot predict with any reasonable degree of certainty our future exposure concerning such matters.

We are subject to exploration and production regulation

Our oil and gas operations are subject to various federal, state, provincial, tribal, and local laws and regulations. These laws and regulations relate to matters that include, but are not limited to:

• acquisition of seismic data;
• location of wells;
• drilling and casing of wells;
• hydraulic fracturing;
• well production;
• spill prevention plans;
• emissions and discharge permitting;
• use, transportation, storage and disposal of fluids and materials incidental to oil and gas operations;
• surface usage and the restoration of properties upon which wells have been drilled;
• calculation and disbursement of royalty payments and production taxes;
• plugging and abandoning of wells; and
• transportation of production.

Our operations also are subject to conservation regulations, including the regulation of the size of drilling and spacing units or proration units; the number of wells that may be drilled on the Oil and Gas Lease and the unitization or pooling of oil and gas properties. In the United States, some states allow the forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws generally limit the venting or flaring of natural gas and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we can produce from our wells and to limit the number of wells or the locations at which we can drill.

Public policy, which includes laws, rules and regulations, can change

Our operations are generally subject to federal laws, rules and regulations. In addition, we are also subject to the laws and regulations of various states and local governments. Pursuant to public policy changes, numerous government departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Changes in such public policy have affected, and at times in the future could affect, our operations. Political developments can restrict production levels, enact price controls, and change environmental protection requirements, and increase taxes, royalties and other amounts payable to governments or governmental agencies. Existing laws and regulations can also require us to incur substantial costs to maintain regulatory compliance. Our operating and other compliance costs could increase further if existing laws and regulations are revised or reinterpreted or if new laws and regulations become applicable to our operations. Although we are unable to predict changes to existing laws and regulations, such changes could significantly affect our profitability, financial condition, and liquidity, particularly changes related to hydraulic fracturing, income taxes and climate change as discussed below.

Hydraulic Fracturing — The U.S. Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural-gas industry in the hydraulic-fracturing process. Currently, regulation of hydraulic fracturing is primarily conducted at the state level through permitting and other compliance requirements. This legislation, if adopted, could establish an additional level of regulation and permitting at the federal level.

Environmental matters and costs can be significant

As an operator of oil and gas properties, we are subject to various federal, state, and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on us for the cost of pollution clean-up resulting from our operations in affected areas. Any future environmental costs of fulfilling our commitments to the environment are uncertain and will be governed by several factors, including future changes to regulatory requirements. There is no assurance that changes in or additions to public policy regarding the protection of the environment will not have a significant impact on our operations and profitability.

Insurance does not cover all risks

Exploration, development, production, and processing of oil and gas can be hazardous and involve unforeseen occurrence including, but not limited to blowouts, cratering, fires, and loss of well control. These occurrences can result in damage to or destruction of wells or production facilities, injury to persons, loss of life, or damage to property or the environment. We do not maintain insurance at this time against losses or liabilities in accordance with customary industry practices. However, insurance against all operational risks is not available to us.

We have generated limited revenues from operations. We have a history of losses and losses are likely to continue in the future.

We have generated limited revenues from operations. Cumulative losses as of May 31, 2011 totaled ($715,592). We have incurred significant losses in the past and we will likely continue to incur losses in the future unless our workover program proves successful. Even if our workover program produces oil and gas, there can be no assurance that we will be able to commercially exploit these resources, or generate sufficient revenues to operate profitably.

We will require additional financing to continue our workover operations.

We will require significant working capital to continue our current workover program. There can be no assurance that we will be able to secure additional funding to meet our objectives or if we are able to identify funding sources, that the funding will be available on terms acceptable to the Company. Should this occur, we will have to significantly reduce our workover programs, which will limit our ability to secure additional equity participation in acquisitions of oil and gas leases or in various joint ventures.

There are no confirmed proven reserves of oil and gas reservoirs on any properties from which we may derive any financial benefit.

Neither the Company nor any independent petroleum geologist has confirmed that our leasehold interests can be commercially developed. In order to carry out additional workover and/or exploration programs of any potential oil or gas deposits, we will require substantial additional funding.

We have no history as a company engaged in oil and gas development or exploration.

We have no history of earnings or cash flow from oil and gas operations. If we are able to proceed to production, commercial viability will be affected by factors that are beyond our control such as the particular attributes of the deposit, the fluctuation in the prices of oil and gas,  the cost of construction and operating an oil or gas  well, prices, and refining facilities, the availability of economic sources for energy, government regulations including regulations relating to prices, royalties, restrictions on production, quotas on exploration,  as the costs of protection of the environment.

If our exploration costs are higher than anticipated, then our profitability will be adversely affected.

We are currently proceeding with workover and/or exploration of our leasehold interests on the basis of estimated workover/exploration costs. If our workover/exploration costs are greater than anticipated we may be forced to terminate our operations until such time as we generate additional revenues to fund our operations. Factors that could cause workover/exploration costs to increase are adverse weather conditions, difficult terrain, unknown or unexpected results when we re-enter a well, increased government regulation and shortages of qualified personnel.

We face many operating hazards.

The development and operation of an oil or gas well involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. These risks include, among other things, ground fall, flooding, environmental hazards, and the discharge of toxic chemicals, explosions and other accidents. Such occurrences may result in work stoppages, delays in production, increased production costs, damage to or destruction of mines and other producing facilities, injury or loss of life, damage to property, environmental damage, and possible legal liability for such damages.

We do not maintain liability insurance.

We do not maintain liability insurance. As such, if we are found liable for any action, whether intentional or unintentional, we will be required to satisfy the liability with our own funds. Currently we have nominal assets and any monetary award would likely result in the close of our operations. Even assuming a significant increase in our assets and we secure liability insurance, the amount of the coverage may be insufficient to cover to insure against any award. Since the Company may not be able, or may elect not to insure, this may result in a material adverse change in the Company’s financial position. The nature of these risks is such that liabilities may exceed policy limits, in which event the Company would incur substantial uninsured losses.

There may be insufficient oil and gas reserves to develop any of our properties and our estimates may be inaccurate.

There is no certainty that any expenditures made in the workover/exploration of any properties will result in discoveries of commercially recoverable quantities of oil or gas. Most workover/exploration projects do not result in the discovery of commercially extractable deposits of oil or gas and no assurance can be given that any particular level of recovery will in fact be realized or that any identified leasehold interest will ever qualify as a commercially developed. Estimates of reserves, deposits, and production costs can also be affected by such factors as environmental regulations and requirements, weather, unexpected or unknown results when we re-enter a well, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations, and work interruptions.

Short term factors relating to reserves, such as the need for orderly development of the wells may also have an adverse effect on our workover/exploration, drilling and on the results of operations. There can be no assurance the production of insignificant amounts of oil can be duplicated in a larger exploration program. Material changes in estimated reserves, workover/drilling costs may affect the economic viability of any project.

We have no proven reserves.

All of our leasehold interests are without known bodies (reserves) of commercial oil or gas. Development of these properties will follow only upon obtaining satisfactory workover/exploration results. The long-term profitability of the Company’s operations will be in part directly related to the cost and success of its workover/exploration and development programs. Oil and gas workover/exploration and development are highly speculative businesses, involving a high degree of risk. Few properties, which are explored, are ultimately developed into producing oil and gas fields. There is no assurance that our workover/exploration and development activities will result in any discoveries of commercial quantities of oil and gas. There is also no assurance that, even if commercial quantities of oil or gas are discovered, a well can be brought into commercial production. Production/discovery of oil and gas is dependent upon a number of factors, not the least of which is the technical skill of the workover/exploration personnel involved. The commercial viability of a well is also dependent upon a number of factors, many of which are beyond the Company’s control, such as worldwide economy, the price of oil and gas, government regulations, including regulations relating to royalties, allowable production, and environmental protection.

During our operations we may experience certain unanticipated conditions may arise or unexpected or unusual events may occur, including fires, floods, or earthquakes. It is not always possible to fully insure against such risks and we may decide not to take out insurance against such risks as a result of high premiums or for other reasons. Should such liabilities arise, they may reduce or eliminate any future profitability and may result in a decline in the value of the securities of the Company.

We face fluctuating oil and prices.

The price of oil and gas has experienced significant price movements over short periods of time and is affected by numerous factors beyond our control, including international economic and political trends, expectations of inflation, currency exchange fluctuations (including, the U.S. dollar relative to other currencies) interest rates, global or regional consumption patterns, speculative activities and increases in production due to improved exploration and d production methods. The supply of and demand for oil and gas are affected by various factors, including political events, economic conditions and production costs in major producing regions.

Drilling operations are hazardous, raise environmental concerns and raise insurance risks.

Drilling operations are by their nature subject to a variety of risks, such as, flooding, environmental hazards, the discharge of toxic chemicals and other hazards. Such occurrences may delay development or production, increase production costs, or result in a liability. We may not be able to insure fully or at all against such risks, due to political or other reasons, or we may decide not to take out insurance against such risks as a result of high premiums or other reasons. We intend to conduct our business in a way that safeguards public health and the environment and in compliance with applicable laws and regulations. Environmental hazards may exist on properties in which we hold an interest which are unknown to us and may have been caused by prior owners. Changes to drilling laws and regulations could require additional capital expenditures and increase operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain operations uneconomic.

Our estimates of resources are subject to uncertainty. The cost of employing this technology maybe cost prohibitive or the cost may exceed the benefit.

Under current SEC standards, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field-tested and have demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

In order to establish reasonable certainty with respect to our leases, we would have to employ technologies that have been demonstrated to yield results with consistency and repeatability. The technical data used in the estimation of proved reserves include, but are not limited to, electrical logs, radioactivity logs, core analyses, geologic maps and available downhole and production data, seismic data and well test data. Generally, oil and gas reserves are estimated using, as appropriate, one or more of these available methods: production decline curve analysis, analogy to similar reservoirs or volumetric calculations. Reserves attributable to producing wells with sufficient production history are estimated using appropriate decline curves or other performance relationships. Reserves attributable to producing wells with limited production history and for undeveloped locations are estimated using performance from analogous wells in the surrounding area and technical data to assess the reservoir continuity. In some instances, particularly in connection with exploratory discoveries, analogous performance data is not available, requiring us to rely primarily on volumetric calculations to determine reserve quantities. Volumetric calculations are primarily based on data derived from geologic-based seismic interpretation, open-hole logs, and completion flow data. When using production decline curve analysis or analogy to estimate proved reserves, they would be limited to estimates to the quantities of oil and gas derived through volumetric calculations.

The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering, and economic data, the precision of the engineering and geological interpretation and judgment. The estimates of reserves and future cash flows are based on various assumptions and are inherently imprecise. Even though these estimates may be reasonable and logical, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. Also, the use of a discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which the oil and natural gas industry in general are subject.

If we are unable to obtain all of our required governmental permits, our operations could be negatively impacted.

Our future operations, including exploration and development activities, required permits from various governmental authorities. Such operations are and will be governed by laws and regulations governing prospecting, development,   production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to acquire all required licenses or permits or to maintain continued operations at our properties.

We are subject to numerous environmental and other regulatory requirements.

All phases of drilling and workover/exploration operations are subject to governmental regulation including environmental regulation. Environmental legislation is becoming stricter, with increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and heightened responsibility for companies and their officers, directors and employees. There can be no assurance that possible future changes in environmental regulation will not adversely affect our operations. As well, environmental hazards may exist on a property in which we hold an interest that was caused by previous or existing owners or operators of the properties and of which the Company is not aware at present.

Government approvals and permits are required to be maintained in connection with our drilling and workover/exploration activities. We will require permits for our operations and there re is no assurance that delays will not occur in connection with obtaining all necessary renewals of such permits for the existing operations or additional permits for any possible future changes to the Company’s operations, including any proposed capital improvement programs. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions there under, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in drilling operations may be required to compensate those suffering loss or damage by reason of our activities and may be liable for civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permitting requirements, or more stringent application of existing laws, may have a material adverse impact on the Company resulting in increased capital expenditures or production costs, reduced levels of production at producing properties or abandonment or delays in development of properties.

There is no assurance that there will not be title or boundary disputes.

Although we have investigated the right to explore and exploit our properties and obtained records from government offices, this should not be construed as a guarantee of title. Other parties may dispute the title to any of our properties or that any property may be subject to prior unregistered agreements and transfers. The title may be affected by undetected encumbrances or defects or governmental actions.

Local infrastructure may impact our workover/exploration activities and results of operations.

Our activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges and power and water supplies are important determinants that affect capital and operating costs. Unusual or infrequent weather phenomena sabotage or government or other interference in the maintenance or provision of such infrastructure could adversely affect the activities and profitability of the Company.

 There may be challenges to our title in our properties.

While we intend to conduct our own due diligence prior to committing significant funds to any project,  oil and gas properties may be subject to prior unregistered agreements, transfers or claims and title may be affected by undetected defects. Should this occur, we face significant delays, costs and the possible loss of any investments or commitment of capital.

Because of the speculative nature of completing workover programs and drilling for oil and gas, there are significant risks that our business will fail.

Oil and gas workover/exploration is extremely risky. We cannot provide any assurances that our activities will result in commercially exploitable reserves of oil and gas. Workover/exploration for oil and gas is a speculative venture necessarily involving substantial risk. Any expenditure that we make may not result in the discovery of commercially exploitable reserves.

The market for oil and gas is volatile. This will have a direct impact on the Company’s revenues (if any) and profits (if any) and will probably have an adverse affect on our ongoing operations.

The price of both oil and gas has fluctuated significantly over the past few years. This has contributed to the renewed interest in oil and gas exploration. However, in the event that the price of either oil or gas falls, the interest in exploratory ventures may decline and the value of the Company’s business could be adversely affected.

Government regulation or changes in such regulation may adversely affect the Company’s business.

The Company intends to engage experts to assist it with respect to its operations. The Company deals with various regulatory and governmental agencies and the rules and regulations of such agencies. No assurances can be given that it will be successful in its efforts or dealings with these agencies. Further, in order for the Company to operate and grow its business, it needs to continually conform to the laws, rules, and regulations of such jurisdiction. It is possible that the legal and regulatory environment pertaining to the workover/exploration and development of oil and gas properties will change. Uncertainty and new regulations and rules could increase the Company’s cost of doing business or prevent it from conducting its business.

 We are in competition with companies that are larger, more established and better capitalized than we are.

Many of our potential competitors have:

●	greater financial and technical resources;

●	longer operating histories and greater experience in oil and gas

We may not be able to generate revenue sufficient to maintain operations

To date, we have generated limited revenue. We have incurred significant losses since inception and there can be no assurance that we will be able to reverse this trend. Even if we are able to successfully identify commercially exploitable oil and gas reserves, there is no assurance that we will have sufficient financing to exploit these reserves, generate revenues, or find a willing buyer for the properties.

We have no proven reserves, extremely limited operations and no operating revenues.

We currently have no revenues from operations and no proven reserves. Reserves, by definition, contain mineral deposits in a quantity and in a form from which oil and gas may be economically and legally extracted or produced. We have not established that either oil or gas exists in any quantity in the property, which is the focus of our exploration efforts, and unless or until we do so, we will have nominal revenues.

Workover/Exploration for economic deposits of oil and gas is speculative.

Our business is very speculative since there is generally no way to recover any of the funds expended on workover/exploration unless the existence of commercially exploitable reserves are established and the Company can exploit those reserves by either commencing drilling operations, selling or leasing its interest in the property, or entering into a joint venture with a larger e company that can further develop the property. Unless we can establish and exploit reserves before our funds are exhausted, we will have to discontinue operations, which could make our stock valueless.

Our operations are subject to environmental risks.

Our operations are subject to strict environmental rules and regulations. There can be no assurance that we will be able to comply with these rules. Environmental legislation is evolving in some jurisdictions in a manner, which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our projects

The oil and gas industry is highly competitive and the success and future growth of our business depend upon our ability to remain competitive in identifying and developing properties with sufficient reserves for economic exploitation.

The oil and gas industry is highly competitive and fragmented with limited barriers to entry, especially at the exploratory stages. We compete in national, regional, and local markets with large multi-national corporations and against start-up operators hoping to identify an oil or gas property. Some of our competitors have significantly greater financial resources than we do. This puts us at a competitive disadvantage if we choose to further exploit workover opportunities.

The loss of key members of our senior management team could adversely affect the execution of our business strategy and our financial results.

We believe that the successful execution of our business strategy and our ability to move beyond the exploratory stages depends on the continued employment of key members of our senior management team. If any members of our senior management team become unable or unwilling to continue in their present positions, our financial results and our business could be materially adversely affected.

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues.

Our organization is subject to extensive and complex, federal and state laws and regulations. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders.

We will hire third party companies to undertake our workover programs.

We will have to hire employees or retain independent companies to oversee or perform our workover operations. We currently do not have sufficient funds for either. As such, even with exploitable deposits of oil or gas, we may not be able to develop our leasehold interests.

Risks Related to Our Stockholders and Shares of Common Stock

Our stock price may be volatile.

The market price of our common stock has been volatile. We believe investors should expect continued volatility in our stock price. Such volatility may make it difficult or impossible for you to obtain a favorable selling price for our shares.

We have a large number of authorized but unissued shares of our common stock.

We have a large number of authorized but unissued shares of common stock, which our management may issue without further stockholder approval, thereby causing dilution of your holdings of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions and in other transactions, without obtaining stockholder approval, unless stockholder approval is required. If our management determines to issue shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future, your ownership position would be diluted without your further ability to vote on that transaction.

Shares of our common stock may continue to be subject to price volatility and illiquidity because our shares may continue to be thinly traded and may never become eligible for trading on a national securities exchange.

While we may at some point be able to meet the requirements necessary for our common stock to be listed on a national securities exchange, we cannot assure you that we will ever achieve a listing of our common stock on a national securities exchange. Our shares are currently only eligible for quotation on the Over-The-Counter Bulletin Board, which is not an exchange. Initial listing on a national securities exchange is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements, and could also be affected by the general skepticism of such markets concerning companies that are the result of mergers with inactive publicly-held companies. There are also continuing eligibility requirements for companies listed on public trading markets. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, any of which could result in you losing some or all of your investments.

The market valuation of our business may fluctuate due to factors beyond our control and the value of your investment may fluctuate correspondingly.

The market valuation of emerging growth companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies. Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

• changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;
• fluctuations in stock market prices and volumes, particularly among securities of emerging growth companies;
• changes in market valuations of similar companies;
• announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;
• variations in our quarterly operating results;
• fluctuations in related commodities prices; and
• additions or departures of key personnel.

As a result, the value of your investment in us may fluctuate.

Investors should not look to dividends as a source of income.

In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future. Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

Our common stock may be subject to penny stock regulations, which may make it difficult for investors to sell their stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are equity securities with a price of less than $5 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules; deliver a standardized risk disclosure document prepared by the Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our common stock becomes subject to the penny stock rules, holders of our shares may have difficulty selling those shares.

We have never paid dividends on our common stock.

We have never paid cash dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of cash dividends will be re-invested into the Company to further our business strategy.

We expect to issue more shares in an equity financing, which will result in substantial dilution.

Our Articles of Incorporation authorize the Company to issue 5 billion shares of common stock. Any equity financing effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, our common stock issued in any equity financing transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Item 1B. Unresolved Staff Comments

Not applicable.

 Item 2. Properties.

Executive Offices:

Our executive offices are currently located at 12518 NE Airport Way, Suite 148 No. 156 Portland Oregon  97230, an office leased by Peter Matousek, one of our executives. Mr. Matousek provides this office rent free. This office space is currently sufficient for our needs and we expect it to be sufficient for the foreseeable future or until such time as we acquire a target company.

Oil and Gas Leases

The Company has the following oil and gas leases in the State of Kentucky as of May 31, 2011:

County	Lease	Permit	Acres	Historical Wells Drilled	Historical Confirmed Oil Wells	Historical Confirmed Gas Wells	NRI
Clay	Gross	Former 72582	29.73	1	1	1	75.00%
Jackson	Neely	107759	239	2	1	0	75.00%
Lincoln	Tillet	Various	105	12	5	0	75.00%
Adair	Nelson	Various	12	4	2	0	87.50%
Cumberland	Cash	Various	70	18	5	0	87.50%
Total			455.73	37	14	1

The Company has completed one workover well, XUN001 on one of the leases (Neely Lease) and began a workover program on a second oil well, XUN002 (Tillet Lease). Work on XUN002 was not completed

Gross Lease

The Gross Lease is for 29.73 acres and is situated in Clay County in the State of Kentucky, and is the same land (Property) conveyed to Josephine Gross, as Lessor, by a Deed dated 4/01/1980 and 3/15/2005 and recorded in Deed Book 276/166, page 701/122 in the Clay County Clerk's Office. The Oil and Gas Lease was purchased from Sequachee Oil and Gas LLC (Sequachee) whereby the lease is duly recorded on November 4, 2010 in Book 93 at Page 128 of the official records of the County of Clay, Kentucky.

In consideration for $1,800 and an overriding royalty equal to one-eighth (1/8 or 12.50%) of the value of all oil produced and removed under the lease and the net proceeds received by NUX from the sale of all gas and casing head gasoline produced and sold under the lease, NUX will have a 100% WI in the Gross Lease with a 75% NRI. The Oil and Gas Lease has one non-producing gas well, which, should NUX enter to produce gas from the well; the Lessor would receive a 20% NRI leaving NUX with a 67.5% NRI on this one gas well.

NUX has the exclusive right to explore, operate, produce all naturally-occurring oil, gas, casing-head gas or gasoline, gas condensate and/or all other liquid or gaseous hydrocarbons and other marketable or non-marketable substances produced (Oil and Gas) from Oil and Gas deposits contained within the Property and any and all other rights and privileges necessary, incident to, or convenient for the economical operation of the Property and other lands for the production of Oil and Gas to Nux. If Nux does not commence operations or drill a well on the land covered by the lease by June 30, 2011, the Oil and Gas Lease will terminate, unless, on or before June 30, 2011, the parties renegotiate the terms of the Oil and Gas Lease assignment.

The Gross Lease is south of the Ellis Branch-Cool Springs Road between the Cane Branch road on the west and the Collins Fork-Ellis Branch Road on the east side. The Gross Lease can be accessed off Ellis Branch Road.

The Gross Lease had its first and only well drilled in 1986. The well produced 4,000 BBL’s for 9 days and has tested natural gas at 900 MCF. The well was shut in by the Operator and has been inactive since August 1, 1986. The Company is assessing the potential of a workover program on the well drilled on the Gross Lease.

Subsequent Event: On June 30, 2011, the Company forfeited on the Gross Lease by failing to commence work on the oil and gas lease. The Company will incur a loss of $1,980 because of the forfeiture.

Neely Lease

The Neely Lease is for 239 acres and is situated in Jackson County in the State of Kentucky, and is the same land (Property) conveyed to Jerry, Carla and Joy Neely, as Lessor, by a Deed dated October 15, 1983and recorded in Deed Book 109\52, page 498\290 in the Jackson County Clerk's Office and recorded in. The Oil and Gas Lease was purchased from Sequachee Oil and Gas LLC (Sequachee) whereby the lease is duly recorded on November 4, 2010 in Book 40 at Page 191 of the official records of the County of Jackson, Kentucky.

In consideration for $900 and an overriding royalty equal to one-eighth (1/8 or 12.50%) of the value of all oil produced and removed under the lease and the net proceeds received by NUX from the sale of all gas and casing head gasoline produced and sold under the lease, NUX will have a 100% WI in the Neely Lease with a 87.5% NRI with a Royalty reserve of 10% to the Lessor for any oil wells that produce over 10 barrels per day.

NUX has the exclusive right to explore, operate, produce all naturally-occurring oil, gas, casing-head gas or gasoline, gas condensate and/or all other liquid or gaseous hydrocarbons and other marketable or non-marketable substances produced (Oil and Gas) from Oil and Gas deposits contained within the Property and any and all other rights and privileges necessary, incident to, or convenient for the economical operation of the Property and other lands for the production of Oil and Gas to Nux. If Nux does not commence operations or drill a well on the land covered by the lease by June 30, 2011, the Oil and Gas Lease will terminate, unless, on or before June 30, 2011, the parties renegotiate the terms of the Oil and Gas Lease assignment.

The Neely Lease is located south of Highway 577 with Swinding Gap Road to west and Robinson Creek Road to the east. The Neely Lease can be accessed on either side off Highway 577, west one mile off Highway 421.

The Neely Lease had it first well drilled in 1991 and since then has had two wells drilled on the Property. Both wells are recorded in the Kentucky Geological Survey, one as a producer of DG and the other well is recorded as LOC. The last well was permitted by Sequachee in 2010 with no work performed on the well. The Company is assessing the potential of a workover program on the Neely Lease and the potential for several offset wells.

Tillet Lease

The Tillet Lease is for 105 acres and is situated in Lincoln County in the State of Kentucky, and is the same land (Property) conveyed to Leroy and Margaret Tillett, as Lessor, by a Deed dated 01/07/61 and recorded in Deed Book 134, page 555 in the Lincoln County Clerk's Office. The Oil and Gas Lease was purchased from Sequachee Oil and Gas LLC (Sequachee) whereby the lease is duly recorded on October 16, 2010 in Book 393 at Pages 816-818 of the official records of the County of Lincoln, Kentucky.

In consideration for $1,375 and an overriding royalty equal to one-eighth (1/8 or 12.50%) of the value of all oil produced and removed under the lease and the net proceeds received by NUX from the sale of all gas and casing head gasoline produced and sold under the lease, NUX will have a 100% WI in the Tillet Lease with a 75% NRI.

NUX has the exclusive right to explore, operate, produce all naturally-occurring oil, gas, casing-head gas or gasoline, gas condensate and/or all other liquid or gaseous hydrocarbons and other marketable or non-marketable substances produced (Oil and Gas) from Oil and Gas deposits contained within the Property and any and all other rights and privileges necessary, incident to, or convenient for the economical operation of the Property and other lands for the production of Oil and Gas to Nux. If Nux does not commence operations or drill a well on the land covered by the lease by June 30, 2011, the Oil and Gas Lease will terminate, unless, on or before June 30, 2011, the parties renegotiate the terms of the Oil and Gas Lease assignment.

The Tillet Lease is located between Highway 27, Somerset Road and State Highway 698, Mason Gap Road, bordered on the north by Miracle Gerkey Road and Morse Ridge Road on the south. Access to the Oil and Gas Lease is from Highway 27, Somerset Road (Highway 1247) and Greasy Ridge Road.

The Tillet Lease had it first well drilled in 1981 and since then has had twelve wells drilled on the Property. Five of the twelve wells are recorded in the Kentucky Geological Survey as producers of Oil, six have been recorded as D & A, and one well is recorded as LOC. The last well was drilled by Sequachee in 2010 and was drilled before a permit was issued by the State of Kentucky. The Company is assessing the potential of a workover program on several of the twelve wells drilled on the Tillet Lease.

Nelson Lease

The Nelson Lease is for 12 acres and is situated in Adair County in the state of Kentucky, and is the same land (Property) conveyed to Lessor by a Deed dated 7-2-2001, which is recorded in the Deed Book 254, Page 367 in the Adair County Clerk's Office. The term of the Nelson Lease is for one year.

NUX has the exclusive right to explore, operate, produce all naturally-occurring oil, gas, casing-head gas or gasoline, gas condensate and/or all other liquid or gaseous hydrocarbons and other marketable or non-marketable substances produced (Oil and Gas) from Oil and Gas deposits contained within the Property and any and all other rights and privileges necessary, incident to, or convenient for the economical operation of the Property and other lands for the production of Oil and Gas to Nux.

If Nux does not commence operations or drill a well on the land covered by the lease by March 31, 2012, the Oil and Gas Lease will terminate, unless, on or before March 31, 2012, the parties renegotiate the terms of the Lease. Nux will own 100% of the WI and 87.5% of the NRI in this lease. The cost of the Oil and Gas Lease is $1,000.

The Nelson Lease is located east of Highway 61, Burkssville Road, with Corbin Road (Jeff Road) to the north. The Nelson Lease can be accessed off Corbin Road, approximately 3.5 miles off Highway 61.

The Nelson Lease had it first well drilled in 1977 and since then has had three wells drilled on the Property. Two of the wells are recorded in the Kentucky Geological Survey as producers of Oil, with one well D & A, and the fourth well’s permit expired or terminated before the well was completed. The Company is assessing the potential of a workover program on the Nelson Lease.

Cash Lease

The Cash Lease is for 70 acres and is situated in Cumberland County in the state of Kentucky, and is the same land (Property) conveyed to Lessor by a Deed dated 9-29-2003, which is recorded in the Deed Book 49\58\126, Page 527\216\668 in the Cumberland County Clerk's Office. The term of the Cash Lease is for one year.

NUX has the exclusive right to explore, operate, produce all naturally-occurring oil, gas, casing-head gas or gasoline, gas condensate and/or all other liquid or gaseous hydrocarbons and other marketable or non-marketable substances produced (Oil and Gas) from Oil and Gas deposits contained within the Property and any and all other rights and privileges necessary, incident to, or convenient for the economical operation of the Property and other lands for the production of Oil and Gas to Nux.

If Nux does not commence operations or drill a well on the land covered by the lease by May 12, 2012, the Oil and Gas Lease will terminate, unless, on or before May 12, 2012, the parties renegotiate the terms of the Lease. Nux will own 100% of the WI and 87.5% of the NRI in this lease. The cost of the Oil and Gas Lease is $10.

The Cash Lease is located within a mile north east of Burksville, Kentucky off Highway 61 with Scotts Ferry Road to the south and Thomas Lane to the west.

The Cash Lease had it first well drilled in 1960 and since then has had seventeen wells drilled on the Property. Five of the wells are recorded in the Kentucky Geological Survey as producers of Oil, with twelve wells D & A, and the six well’s permit expired or terminated before the well was completed. The Company is assessing the potential of a workover program on the Cash Lease.

 Item 3. Legal Proceedings

On May 10, 2011, the Company accepted an Offer to Purchase from Lea Kennedy d/b/a LuxemBarings (“Purchaser”) to purchase $10 million of the Company’s common stock based on the average of 5 consecutive trading day’s close prior to date of closing. The Offer to Purchase was scheduled to close on or before June 24, 2011. The Purchaser failed to complete the transaction, after mutually agreed extensions of the closing date. The Company has retained legal counsel to take legal action against the Purchaser for failing to complete the purchase transaction and for damages to the Company as a result of the failure to complete the transaction. The Company has not recognized any potential losses and damages in the financial statements for the year ended May 31, 2011.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.

Market Information

Our common stock trades on the Over-the-Counter-Bulletin Board under the symbol ("XNRG"). There is a very limited market for our common stock, with very limited trading activities. Until October 2009 there was no posted bid or ask price for our common stock. The following table shows the high and low closing sales prices for our Common Stock for the two most recent fiscal years. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The information is derived from information received from online stock quotation services.

	Year ended May 31, 2011		Year ended May 31, 2010
	HIGH	LOW	HIGH*	LOW*
First Quarter	$0.150	$0.028	No Quote/Trades	No Quote/Trades
Second Quarter	$0.080	$0.050	$0.013	$0.006
Third Quarter	$0.295	$0.075	$0.016	$0.013
Fourth Quarter	$0.170	$0.105	$0.014	$0.003

*The price of the common stock has been adjusted to reflect an 80:1forward split of our common stock in July 2010.

B.

Holders

As of May 31, 2011, the Company had 27 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

C.

Transfer Agent

Our transfer agent is Holladay Stock Transfer, Inc. whose address is 2939 N. 67th Place #C, Scottsdale, Arizona  85251 and their telephone number is (480)481-3940.

D.

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

E.

Equity Compensation Plan

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

The table below represents the shares issued to the Executive and Board with the 5-Day Average Share Closing Price:

				Fiscal Year	5-Day		Par
	Shares		Total	Aggregate	Share		Value	Paid In
Month	Executive	Board	Shares	Shares	Average	Cost	$0.0001	Capital
June	-	-	-	-	-	-	-	-
July	-	-	-	-	-	-	-	-
August	-	-	-	-	-	-	-	-
Quarter Total	-	-	-	-	-	-	-	-
September	2,500	10,000	12,500	12,500	$0.1500	$1,875.00	$1.25	$1,873.75
October	2,500	10,000	12,500	12,500	$0.0600	$750.00	$1.25	$748.75
November	2,500	10,000	12,500	12,500	$0.0540	$675.00	$1.25	$673.75
Quarter Total	7,500	30,000	37,500	37,500	$0.0880	$3,300.00	$3.75	$3,296.25
December	2,500	10,000	12,500	12,500	$0.1440	$1,800.00	$1.25	$1,798.75
January	2,500	10,000	12,500	12,500	$0.2220	$2,775.00	$1.25	$2,773.75
February	2,500	10,000	12,500	12,500	$0.1100	$1,375.00	$1.25	$1,373.75
Quarter Total	7,500	30,000	37,500	37,500	$0.1587	$5,950.00	$3.75	$5,946.25
March	2,500	10,000	12,500	12,500	$0.1260	$1,575.00	$1.25	$1,573.75
April	2,500	10,000	12,500	12,500	$0.1320	$1,650.00	$1.25	$1,648.75
May*1	2,500	10,000	12,500	12,500	$0.1388	$1,735.00	$1.25	$1,733.75
Quarter Total	7,500	30,000	37,500	37,500	$0.3968	$4,960.00	$3.75	$4,956.25
Year Total	22,500	90,000	112,500	112,500	$0.1263	$14,210.00	$11.25	$14,198.75
Note *1 – Shares were issued by the Company on June 6, 2011

Field Operations Services Compensation

The Company entered into an Oil And Gas Field Operations Services agreement with Mr. Michael Grubb to provide his services exclusively as Manager of Field Operations for XUN OIL OF KENTUCKY, INC. and NUX HOLDINGS OF KENTUCKY, INC., wholly owned subsidiaries of the Company. The Company agreed to pay common shares of the Company in lieu of cash as bonuses for the following:

• Acquisition of the first oil and gas lease for the Company during the month of February, 2011, – 10,000 shares;
• Production of oil, recorded as revenue, during the month of February, 2011, – 20,000 shares;
• Acquisition of 2nd, 3rd, 4th and 5th lease before the end of March 31, 2011, - 10,000 shares;
• Acquisition of 6th, 7th, 8th, 9th and 10th lease before the end of April 30, 2011, - 10,000 shares;
• Acquisition of 11th 12th, 13th, 14th, and 15th lease before the end of May 31, 2011, - 10,000 shares;
• An aggregate of 15 oil wells refurbished/re-entered/reworked producing oil before May 31, 2011, 60,000 shares.

The Company issued 10,000 common shares on February 28, 2011 for $1,100 pursuant to an Oil and Gas Field Operations Services agreement with the Company for bonuses earned.

F.

Sales of Unregistered Securities

We issued shares of our common stock to investors which were exempt from the  registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) thereof, or Regulation D or Regulation S promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us.

The Company issued 1,259,000 common shares on November 30, 2010 for $62,950 for Accounts Receivable assignment, refer to NOTE 21: ACCOUNTS RECIEVABLE PURCHASE of the Consolidated Financial Statements.

The Company issued 741,000 common shares on November 30, 2010 for $37,050 cash in a negotiated transaction with an investor to fund the ongoing operations of the Company.

G.

Stock Redemption

The Company redeemed on March 28, 2011, 140 million shares of the Company’s common stock at a price of $87,500 or $0.000625 per share from Peter Matousek, the Company’s president and director, at the time. Also on March 28, 2011, the Company redeemed 60 million shares of the Company’s common stock from four shareholders. The purchase price for the 60 million totaled $37,500 or $0.000625 per share. With the redemption of the 200 million shares, the Company reduced its issued and outstanding shares to 312,501,000 shares of common stock as of March 28, 2011.

Item 6.

Selected Financial Data.

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis (“MD&A”) is management’s assessment of the historical financial and operating results of the Company during the period covered by the financial statements. This MD&A should be read in conjunction with the audited consolidated financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K.

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

Introduction

We are an independent oil and natural gas development and production company. Our basic business model is to increase shareholder value by finding and developing oil and gas production through the development activities, which include re-entering oil and gas well, that have historical oil and gas production or are currently producing oil and gas, and selling the production from these, worked over wells at a profit. To be successful, we must, over time, need to complete our goal of raising sufficient funds for a 10 well workover program scaling up to 100 well workover program over the next year and then sell the resulting production at a price that is sufficient to cover our operating expenses, administrative costs and interest expense, plus offer us a return on our capital investment.

We have a limited operating history of oil and gas production and no proven reserves, no production and negative cash flow. To date, we have had limited revenues and have not been able to generate sustainable positive earnings on a Company-wide basis. Our management cannot provide any assurances that the Company will ever operate profitably. As a result of our limited operating history, we are more susceptible to the numerous business, investment and industry risks that have been described in Item 1A. Risk Factors of this Annual Report on Form 10K.

Our longer-term success depends on, among many other factors, the production of grade oil and gas properties and on the prevailing sales prices for oil and natural gas along with associated operating expenses. The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.

Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities subject to the Company obtaining the necessary funding for these workover programs.

During the past two fiscal years, we have been involved in searching for a business combination or acquisition that would provide us with revenue and positive cash flow. After two unsuccessful attempts, we decided to start a small scale oil and gas operation with minimum risk by re-entering existing oil and gas wells that previously produced oil and gas or are producing oil and gas at a fractional output compared to when the oil and gas wells first came into production and perform a workover program on the well. Workover activities include one or more of a variety of remedial operations on a producing well or inactive well to try to increase production. A workover program varies from well to well and can cost from a few thousand dollars to as much as fifty thousand dollars. Our first workover well, XUN001, was successful for producing oil. However, upon examining the well bore, we observed that the well bore was damaged and that we would not have sustained production from the oil well. XUN001 produced 122 barrels of oil before we shut it down. Our operations team has elected to drill an offset well next to XUN001 instead of repairing it. The cost of drilling the offset well will be less than the cost and the associated risks of trying to repair the well bore damage. After XUN001, we began the workover on XUN002 and had to stop as we did not have the funds to complete the workover program.

Results Of Operations For Fiscal Year Ended May 31, 2011 as compared to May 31, 2010.

Revenues

We generated limited revenues, $4,637 for the fiscal period ending May 31, 2011 and no revenue for the fiscal period ending May 31, 2010. Our operations to date have been financed by the sale of our common stock and third party loans. Operating expenses for the years ended May 31, 2011 and 2010 totalled $614,592 and $50,744. Our single largest expense to date has been professional fees totalling $577,234 and $44,165. Most of these expenses have been incurred in connection with our regulatory filings with the Securities and Exchange, establishing our field operations and in connection with ongoing corporate activities. General and Administrative expenses, including professional fees, totalled $614,876 and $50,152 respectively.

For the periods ended May 31, 2011 and 2010 we had a net loss of ($614,592) and ($50,744).  Total losses since December 20, 2007 (“Inception”) were ($715,592).

Until we obtain additional funding to complete our oil and gas well workover program, we do not anticipate generating additional revenues, and any revenues that we generate may not be sufficient to cover our operating expenses.  In which case we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

Assets and Liabilities

Our primary financial resource is our base of our unproven oil and gas leases. Our ability to fund our capital expenditure program is dependent upon the availability of capital resource financing. In the next fiscal year, we plan on spending approximately $5,000,000 in new capital investments for a 100 well workover program, however our actual expenditures may vary significantly from this estimate if our plans for to obtain financing changes during the year. Factors such as changes in operating margins due to changes in the price of oil and gas and the availability of capital resources could increase or decrease our ultimate level of expenditures during the next fiscal year.

The changes in our capital resources at May 31, 2011 compared with May 31, 2010 are:

	May 31, 2011	May 31, 2010	Increase (Decrease)	Percentage Change

Cash	$25,069	$22,386	$2,683	12%
Current Assets	$25,352	$22,386	$2,966	100%
Total Assets	$50,395	$22,386	$28,009	125%
Current Liabilities	$595,308	$63,177	$532,131	842%
Total Liabilities	$720,429	$63,177	$657,252	1,040%
Working Capital Deficit	$(569,956)	$(40,791)	$529,165	1,297%

Our working capital deficit increased by $529,165, from ($40,791) as of May 31, 2010 to ($569,956) as of May 31, 2011. This increase in the deficit was due to the amount of resources that was required to purchase the oil and gas leases in Kentucky, complete our first workover oil well and complete all the necessary SEC filings for disclosing that the Company is no longer a shell corporation.

Over the last year, we have repositioned our Company to better meet our corporate goals and objectives, which have allowed us to move forward with our development program in Kentucky. Our business is capital intensive. Our ability to grow is dependent upon favorably obtaining outside debt and capital and generating cash flows from operating activities necessary to fund our investment activities. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on successful development activities and our ability to seek and secure capital from external sources, should we be unable to achieve sustainable profitability this could cause any equity investment in the Company to become worthless.

Major sources of funds in the past for us have included the debt or equity markets. We will have to rely on these capital markets to fund future operations and growth. Our business model is focused on the development (workover programs) on our properties. Our ability to generate future revenues and operating cash flow will depend on successful completion of our planned workover programs and the acquisition of oil and gas producing properties, which may very likely require us to continue to raise equity or debt capital from outside sources.

The Company has ongoing capital commitments to develop certain leases pursuant to their underlying terms. Failure to meet such ongoing commitments may result in the loss of the right to participate in future workovers on certain leases or the loss of the lease itself. These ongoing capital commitments require us to seek capital from sources outside of the Company. The current uncertainty in the credit and capital markets, and the economic downturn, may restrict our ability to obtain needed capital.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	May 31, 2011	May 31, 2010	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$(97,978)	$(47,567)	$50,411	106%
Net cash provided by (used in) investing activities	$(23,839)	$0	$23,839	100%
Net cash provided by financing activities	$124,500	$60,000	$64,500	108%

Cash Flow Used in Operating activities:

Cash flow from operating activities is derived from the limited production of our oil and changes in the balances of  payables, or other non-oil property asset account balances. For the year ended May 31, 2011, we had a negative cash flow from operating activities of $97,978, in comparison to a negative cash flow of $47,567 for the year ended May 31, 2010. This change of $50,411 was the result of an increase in consulting and professional fees resulting in an increase in our payables balance. Variations in cash flow from operating activities may affect our level of development (workover) expenditures. Our expenditures consist primarily of our General and Administrative (G&A) expenses, which consist of consulting and professional services, employee compensation, legal, accounting, travel and other G&A expenses, which we have incurred in order to address necessary organizational activities.

Cash Flow from Investing Activities:

Cash flow from investing activities is derived from the acquisitions of our oil and gas property, plant and equipment and Other Assets. Cash used in investing activities for the year ended May 31, 2011 was ($23,839), an increase of $23,839 from the year ended May 31, 2010, which had no investing activities.

Cash Flow from Financing activities:

Cash flow from financing activities is derived from long-term liability account balances or in equity, account balances excluding retained earnings. Cash flow provided by financing activities was $124,500 for the year ended May 31, 2011. This is in comparison to $60,000 provided by financing activities for the year ended May 31, 2010. The $64,500 in funds was borrowed for the acquisition of our property, plant, equipment and for our G&A expenses. We anticipate it will be necessary to rely on additional funding from the debt financing and from capital markets in the current fiscal year.

Our business is capital intensive. Our ability to grow is dependent upon favorably obtaining outside capital and generating cash flows from operating activities necessary to fund our investment activities. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on successful development activities and our ability to seek and secure capital from external sources, should we be unable to achieve profitability this could cause any equity investment in the Company to become worthless.

We have no ongoing revenues to satisfy our ongoing liabilities. Our auditors have issued a going concern opinion. Unless we secure equity, debt financing or Joint Venture partners, of which there can be no assurance, or identify a profitable acquisition candidate, we will not be able to continue any operations.

Plan of Operation For Fiscal Year 2012

We will attempt to source equity or debt financing, or Joint Venture partners for our operating costs and for our oil and gas well workover programs or attempt to identify a profitable acquisition candidate. We have had discussions with several companies and individuals for funding and/or Joint Ventures. However, we have not come to terms with any company or individual and there can be no assurance that we will enter an agreement at any time in the near future. We will attempt to finance our operating expenses with additional debt or through equity financing.

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

We review the carrying value of property and equipment for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

The Company’s financial statements are prepared using the accrual method of accounting and according to the provision of Statement of Financial Accounting No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises”. Company is considered a development-stage entity.

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-03 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's consolidated results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported either in a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's consolidated results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

     We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

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

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Xun Energy, Inc.:

We have audited the accompanying balance sheets of Xun Energy, Inc. (a Nevada corporation in the development stage) as of May 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2011 and 2010, and from inception (December 20, 2007) through May 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xun Energy, Inc. as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended May 31, 2011 and 2010, and from inception (December 20, 2007) through May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of May 31, 2011, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 7 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

September 27, 2011

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS As of MAY 31, 2011 and MAY 31, 2010

	May 31, 2011	May 31, 2010
ASSETS
Current Assets:
Cash	$25,069	$22,386
Accounts Receivable	$-	$-
Other Current Assets	$283	$-
Total Current Assets	$25,352	$22,386
Fixed Assets:
Property, Plant and Equipment, net depletion	$18,840	$-
Total Fixed Assets	$18,840	$-
Other Assets:
Intangible Assets - Legal and Contractual
Rights	$5,583	$-
Trademarks	$20	$-
Incorporation Costs	$100	$-
Total Legal and Contractual	$5,703	$-
Total Intangible Assets	$5,703	$-
Other Long Term Assets
Bonds	$500	$-
Total Long Term Assets	$500	$-
Total Other Assets	$6,203	$-
Total Assets	$50,395	$22,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$510,808	$3,177
Loan payable	$59,500	$60,000
Loan payable - Related Party	$25,000	$-
Total Current Liabilities	$595,308	$63,177
Long Term Liabilities:
Notes - 3 Years and Less	$115,737	$-
Notes - 3 Years and Less Related Party	$9,384	$-
Total Long Term Liabilities	$125,121	$-
Total Liabilities	$720,429	$63,177
Stockholders' Equity (Deficit)
Preferred Stock, par value $0.0001, 50,000,000 shares authorized,
none issued and outstanding	$-	$-
Common Stock, par value $0.0001, 5,000,000,000 shares authorized,
312,501,000 and 510,416,000 shares issued and outstanding, respectively	$31,250	$51,042
Paid in Capital	$14,308	$9,166
Accumulated Deficit	$(715,592)	$(100,999)
Total Stockholders' Equity (Deficit)	$(670,034)	$(40,791)
Total Liabilities and Stockholders' Equity (Deficit)	$50,395	$22,386
*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The Accompanying Notes Are An Integral Part Of These Financial Statements

(A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD ENDED MAY 31, 2011 and 2010
(Expressed in U.S. dollars)
	For the year ended May 31, 2011	For the year ended May 31, 2010	December 20, 2007 (Inception) to May 31, 2011

Revenue
Revenue – Operations	$4,637	$-	$4,637
Total Revenue	$4,637	$-	$4,637

Cost of Goods Sold	$1,653	$-	$1,653

Gross Profit	$2,984	$-	$2,984

Expenses
General and Administrative	$614,876	$50,152	$715,283
Loss before income taxes	$(611,892)	$(50,152)	$(712,299)

Other income (expense)	$(2,701)	$(592)	$(3,293)

Provision for Income Taxes	$-	$-	$-

Net (Loss)	$(614,592)	$(50,744)	$(715,592)

Basic and Diluted
(Loss) per Common Shares	a	a

Weighted Average
Number of Common Shares*1	476,388,774	510,416,000

a = Less than ($0.01) per share
*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. dollars)

	Common Stock		Additional Paid in Capital	Deficit Accumulated From Operations	Total Equity
	Shares*1	Amount
Inception December 20, 2007	-	$-	$-	$-	$-
Common stock issued to Directors	400,000,000	$40,000	$(35,000)	$-	$5,000
For cash December 20, 2007		-	-		-
at 0.001 per share
Private placement closed on
March 31 at 0.04 per share	110,416,000	$11,042	$44,166	$-	$55,208
Net loss for the year				$(85)	$(85)
Balance, May 31, 2008	510,416,000	$51,042	$9,166	$(85)	$60,123
Net loss for the year				$(50,170)	$(50,170)
Balance, May 31, 2009	510,416,000	$51,042	$9,166	$(50,255)	$9,953
Net loss for the year				$(50,744)	$(50,744)
Balance, May 31, 2010	510,416,000	$51,042	$9,166	$(100,999)	$(40,791)
Common stock issued to Directors	37,500	$4	$3,296	$-	$3,300
For purchase of Accounts Receivable	1,259,000	$126	$62,824	$-	$62,950
For cash November 30, 2010	741,000	$74	$36,976	$-	$37,050
Common stock issued to Directors	37,500	$4	$5,946	$-	$5,950
Common stock issued to Consultant	10,000	$1	$1,099	$-	$1,100
Common Stock Retirement	(200,000,000)	$(20,000)	$(105,000)	$-	$(125,000)
Net loss for the period	0	$0	$0	$(614,592)	$(614,592)
Balance, May 31, 2011	312,501,000	$31,250	$14,308	$(715,592)	$(670,034)
*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED MAY 31, 2011 and 2010
(Expressed in U.S. dollars)

	For the year ended May 31, 2011	For the year ended May 31, 2010	December 20, 2007 (Inception) to May 31, 2011

Operating Activities
Net (Loss)	$(614,592)	$(50,744)	$(715,591)
Adjustments to reconcile net loss to
net cash used by operating activities
Share based compensation	$10,350	$-	$10,350
Corporate Overhead allocated to Fixed Assets	$(2,322)	$-	$(2,322)
Depletion	$835	$-	$835
Accrued Interest on Notes 3 Years and Less	$121	$-	$121
Changes in net assets and liabilities-
Other current assets	$-	$-	$-
Accounts payable and accrued liabilities	$507,631	$3,177	$510,808
Net Cash Used By Operating Activities	$(97,978)	$(47,567)	$(195,800)

INVESTING ACTIVITIES
Purchase of Fixed Assets	$(17,637)	$-	$(17,637)
Purchase of Intangible Assets	$(5,703)	$-	$(5,703)
Purchase of Long Term Assets	$(500)	$-	$(500)
	$(23,839)	$-	$(23,839)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	$100,000	$-	$160,208
Repayment of loans	$(81,000)	$-	$(81,000)
Proceeds from loans	$105,500	$60,000	$165,500
Cash Provided by Financing Activities	$124,500	$60,000	$244,708

Net Increase in Cash	$2,683	$12,433	$25,069

Cash, Beginning of Period	$22,386	$9,953	$0

Cash, End of Period	$25,069	$22,386	$25,069

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for income taxes	$-	$-
Cash paid for interest	$222	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Inventory - non cash capitalization	$283	$-

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the state of Nevada on December 20, 2007 as Real Value Estates, Inc. On July 20, 2010, the Company changed its name to Xun Energy, Inc.

On February 7, 2011, the Company established two subsidiaries in the State of Kentucky.

The Company acquired three oil and gas leases in the State of Kentucky on February 28, 2011 and began production of oil on one of its leases. Subsequently, the Company acquired two additional oil and gas leases for a total of five oil and gas leases as May 31, 2011.

On April 18, 2011, the Company filed a Form 8-k with the SEC disclosing that the Company is no longer a shell and has completed a workover program on one of its wells.

NATURE OF BUSINESS

The Company is engaged primarily in the acquisition, workover development, and production of oil and gas properties. Such activities are concentrated in North American onshore, primarily in the United States in the State of Kentucky. The Company is focusing its efforts on re-entering existing oil and gas wells that previously produced oil and gas or are producing oil and gas.

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

BASIS OF ACCOUNTING

FISCAL YEAR

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 fiscal year end.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Xun Energy, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements are presented in accordance with the accounting principles generally accepted in the United States.

INTERNATIONAL FINANCIAL REPORTING STANDARDS (IFRS)

The Company has adopted the International Financial Reporting Standards code of accounts. However, the Company’s consolidated statements are completed using USA GAAP.

EARNINGS PER SHARE

Basic earnings (loss) per share amount are computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

CASH EQUIVALENTS

The Company considers all liquid investments with maturity of three months or less when purchased to be cash equivalents.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates, and changes in these estimates are recorded when known. Significant items subject to such estimates and assumptions include the following:

• estimates of proved reserves and related estimates of the present value of future net revenues;
• the carrying value of oil and gas properties;
• estimates of the fair value of reporting units and related assessment of goodwill for impairment;
• income taxes;
• asset retirement obligations;
• legal and environmental risks and exposures.

PROPERTY AND EQUIPMENT

The Company follows the successful efforts (SE) cost method of accounting for its oil and gas properties. Accordingly, only those expenses associated with successfully locating new oil and natural gas reserves are capitalized. For unsuccessful (or "dry hole") results, the associated operating costs are immediately charged against revenues for that period.

All costs incidental to the acquisition, exploration, and development of oil and gas properties, including costs of undeveloped leasehold, and leasehold equipment, are capitalized.

Internal costs incurred that are directly identified with acquisition, exploration and development activities undertaken by the Company for its own account, and that are not related to production, general corporate overhead or similar activities, are also capitalized.

Interest costs incurred and attributable to unproved oil and gas properties under current evaluation and major development projects of oil and gas properties are also capitalized. All costs related to production activities, including workover costs incurred solely to maintain or increase levels of production from an existing completion interval, are charged to expense as incurred.

Indirect costs, such as General and Administrative costs, are allocated to capital costs at a rate of 10% of the direct costs associated with the acquisition, exploration, and development activities undertaken by the Company for its own account.

Capitalized costs are depleted by an equivalent unit-of-production cost method, converting gas to oil at the ratio of six thousand cubic feet of gas to one barrel of oil. Depletion is calculated using the capitalized costs, including estimated asset retirement costs, plus the estimated future expenditures (based on current costs) to be incurred in developing or working over an oil or gas well,  proved reserves, net of estimated salvage values. We are currently using a depletion cost of $9.1324 per barrel based on our estimated cost to workover an oil well at an average cost of $50,000 per well with an expected recovery of 5,475 barrels of oil equivalent from the oil or gas well.

Depletion is charged for each barrel of oil equivalent until the oil or gas well is no longer deemed economical for production of oil or gas. An over recovery of depletion by the Company may result from oil and gas wells producing more than 5,475 barrels of oil equivalent on work over wells. The over-recovery will be charged to income on a quarterly basis after the Company reviews the over-recovery and deducts an allowance for remediation, well capping and abandonment and future maintenance or workover costs.

Costs associated with unproved properties are excluded from the depletion calculation until it is determined whether or not proved reserves can be assigned to such properties. The Company assesses its unproved properties for impairment quarterly. Significant unproved properties are assessed individually.

No gain or loss is recognized upon disposal of oil and gas properties unless such disposal significantly alters the relationship between capitalized costs and proved reserves.

Depreciation and amortization of other property and equipment, including corporate and other midstream assets and leasehold improvements, are provided using the straight-line method based on estimated useful lives ranging from three to 39 years. Interest costs incurred and attributable to major midstream and corporate construction projects are also capitalized.

The Company recognizes liabilities for retirement obligations associated with tangible long-lived assets, such as producing well sites, when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to the associated property and equipment on the consolidated balance sheet. If the fair value of a recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement cost. The asset retirement cost is depreciated using a systematic and rational method similar to that used for the associated property and equipment.

EXPLORATION

The Company does not explore for oil and gas deposits. The Company may drill a new well, which is categorized as an offset well to an existing well that is producing oil or gas. The Company’s current business model does not include “wild cat” or exploratory drilling.

DEVELOPMENT

The Company’s development program consists of re-entering or completing a workover on an oil or gas well that has a historical evidence of oil or gas production or that is currently producing oil and gas. The Company is focusing its efforts on re-entering existing oil and gas wells that previously produced oil and gas or are producing oil and gas at a fractional output compared to when the oil and gas wells first came into production and perform a workover program on the well. Workover activities include one or more of a variety of remedial operations on a producing well or inactive well to try to increase production. All costs of a workover are capitalized and amortized (depletion) on a per unit of barrel equivalent of production.

RESERVES

The Company does not have proven reserves of oil or gas on its current oil and gas leases.

REVENUE RECOGNITION

Oil and gas sales are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred, and collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a pipeline, railcar, or truck or a tanker lifting has occurred. Cash received relating to future production is deferred and recognized when all revenue recognition criteria are met. Taxes assessed by governmental authorities on oil and gas sales are included in the Cost of Goods in the accompanying consolidated statements of operations.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses are reported net of amounts reimbursed by working interest owners of the oil and gas properties operated by the Company and net of amounts capitalized pursuant to the full cost method of accounting.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company’s financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial statements.

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

 RECLAMATION BONDS

Included in Other Assets as of May 31, 2011, is a Bond with the State of Kentucky for $500. The State of Kentucky requires a bond to be posted for each well should the Company fail to perform with the proper plugging and abandonment of any well. Bond deposits vary by the well depth.

NOTE 3. OTHER CURRENT ASSETS

The components of other current assets include the following:

Current Asset	Quantity	Cost	Fair Market Value – May 31, 2011
Inventory (Crude Oil)	31 barrels	$283	$3,184

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property and equipment consists of the following:

Asset Category	Capital Cost	Depletion	Allowance	Net Fixed Assets
Oil Wells	$19,958	$1,118	$0.0	$18,840

NOTE 5. FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities are reported at cost in the accompanying consolidated balance sheets. The carrying values of inventory are based on the depletion cost established by the Company. The following table provides a fair value measurement of the inventory at market value as of May 31, 2011.

Current Asset	Quantity	Cost	Fair Market Value – May 31, 2011
Inventory (Crude Oil)	31 barrels	$283	$3,184

NOTE 6. ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of May 31, 2011.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 20, 2007) to May 31, 2011. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts. There is no guarantee that the Company will be successful generating profits from its oil and gas operations.

NOTE 8.   RELATED PARTY TRANSACTIONS

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

On March 28, 2011, the Company entered into Redemption Agreement with Peter Matousek, the Company’s president and director, which provides in part for the Company to redeem from Mr. Matousek 140 million shares of the Company’s common stock at a price of $87,500 or $0.000625 per share. On May 31, 2011, Mr. Matousek assigned the Note Payable to Comtax Services, Inc.

The Company issued an aggregate of 112,500 shares for the fiscal year with an average price of $0.1263 per share to the Executive and Board pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek and a Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch, refer to NOTE 17: EXECUTIVE AND BOARD COMPENSATION for additional detail.

Prior to June 1, 2011, our President, CEO and Director, Jerry G. Mikolajczyk, performed services for the Company on a consulting contract through a consulting agency, Comtax Services, Inc. (Comtax). From April 1, 2010 to February 28, 2011, Comtax charged a fixed monthly fee of $2,500, a minimum of 10 hours per month for Mr. Mikolajczyk, an aggregate of $27,500 for the 11 months for Mr. Mikolajczyk’s services to the Company. For the period March 1, 2011 to May 31, 2011, Comtax charged the Company an aggregate of $387,275 (1,106.5 hours) for the services of Mr. Mikolajczyk. The Company is indebted to Comtax an aggregate of $547,733.59 as of May 31, 2011 which consists of a loan payable - $59,500 (Note 14), trade payables $400,733 and Long Term Note Payable – Less than 3 years - $87,500. Comtax acquired the Long Term Note Payable – Less than 3 years for $87,500 from our former President and CEO, Peter Matousek, Note 16. Comtax is the largest creditor to the Company comprising of 76.03% of the Company’s total liabilities.

Mr. Mikolajczyk was an officer of Comtax until his resignation on May 31, 2011 and terminated his consulting contract with Comtax as of May 31, 2011 prior to accepting his executive and director positions with the Company.

NOTE 9.  INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2011, 2010, 2009 and 2008, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset of approximately $250,457 (assuming a 35% effective tax rate) generated by the loss carry-forward has been fully reserved.

The Company files income tax returns in the United States and the state of Kentucky. All tax years are closed by expiration of the statute of limitations.

The Company did not identify any material uncertain tax positions on tax returns filed. The Company did not recognize any interest or penalties for unrecognized tax benefits.

NOTE 10.  NET OPERATING LOSSES

As of May 31, 2011, the Company has a net operating loss carry-forward of approximately $715,592, which will expire 20 years from the date the loss was incurred.

NOTE 11. STOCKHOLDERS’ EQUITY

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

On July 20, 2010, the Company filed a Certificate of Amendment to the Company’s certificate of incorporation with the Nevada Secretary of State, which increased the Company’s authorization to issue 5,000,000,000 shares of $0.0001 par value common stock, refer to NOTE 12: CORPORATE ACTION.

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

The Company authorized and approved an aggregate of 112,500 shares for the fiscal year with an average price of $0.1263 per share to the Executive and Board pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek and a Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch, refer to NOTE 20: EXECUTIVE AND BOARD COMPENSATION for additional detail. During the fiscal year, the company issued 75,000 of the 112,500 shares to the Executive and Board with the remaining 37,500 shares issued on June 6, 2011.

The Company issued 1,259,000 common shares on November 30, 2010 for $62,950 for Accounts Receivable assignment, refer to NOTE 21: ACCOUNTS RECEIVABLE PURCHASE.

The Company issued 741,000 common shares on November 30, 2010 for $37,050 cash in a negotiated transaction with an investor to fund the ongoing operations of the Company.

The Company issued 10,000 common shares on February 28, 2011 for $1,100 pursuant to an Oil and Gas Field Operations Services agreement with the Company.

The Company redeemed on March 28, 2011, 140 million shares of the Company’s common stock at a price of $87,500 or $0.000625 per share from Peter Matousek, the Company’s president and director, at the time. Also on March 28, 2011, the Company redeemed 60 million shares of the Company’s common stock from four shareholders. The purchase price for the 60 million totaled $37,500 or $0.000625 per share. With the redemption of the 200 million shares, the Company reduced its issued and outstanding shares to 312,501,000 shares of common stock as of March 28, 2011.

NOTE 12: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-03 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's consolidated results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's consolidated results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 13: CHANGE OF CONTROL

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

On May 31, 2011, Mr. Jerry G. Mikolajczyk, our President, CEO and Director, acquired 180,000,000 common shares of the company from Mr. Peter Matousek, former President, CEO and Director of the Company. The common share acquisition by Mr. Mikolajczyk gave him control of 57.6% of the issued and outstanding shares of the Company. Subsequent to May 31, 2011, Mr. Mikolajczyk has acquired additional shares directly and indirectly in the Company. As of Mr. Mikolajczyk’s last Form 4 filed with the SEC on July 17, 2011, Mr. Mikolajczyk is beneficial owner of 212,515,521, 68.0% of the issued and outstanding shares of the Company.

NOTE 14: LOAN PAYABLE

The Company had a loan in the amount of $60,000, which consisted of two unsecured Promissory Notes, which accrued interest at 8 per cent per annum with Global Power and Water Industries, Inc. (GPWI). On November 30, 2010, the Company acquired from a third party shareholder the Accounts Receivable of $147,965, discounted, from GPWI, the Promissory Notes holder. The Company offset the Promissory Notes against the Accounts Receivable purchased, pursuant to a successful civil action by the seller of the Accounts Receivable. Refer to NOTE 21: ACCOUNTS RECEIVABLE PURCHASE for additional detail.

The Company has a loan in the amount of $59,500, is non-interest bearing, with Comtax Services, Inc. (COMTAX). The loan from COMTAX is provided to the Company as working capital. COMTAX is a shareholder of the Company with a stock  position of 3.58% in the Company.

NOTE 15: LOAN PAYABLE – RELATED PARTY

The Company has a loan in the amount of $25,000 from Jerry G. Mikolajczyk, our President, CEO and Director as of May 31, 2011. The loan is non-interest bearing and was due on July 10, 2011 and was extended to July 29, 2011. The $25,000 was provided to the Company on May 10, 2011, which was used for a deposit into an Escrow Account for the purpose of facilitating an Offer to Purchase dated May 10, 2011 with Lea Kennedy d/b/a LuxemBarings. The $25,000 was returned to the Company from the Escrow Agent on July 27, 2011 and paid back to Mr. Mikolajczyk on July 29, 2011.

NOTE 16: LONG TERM LIABILITIES – NOTES – 3 YEARS AND LESS

On March 28, 2011, the Company entered into Redemption Agreement with Peter Matousek, the Company’s president and director, which provides in part for the Company to redeem from Mr. Matousek a total of 140 million shares of the Company’s common stock at a price of $87,500 or $0.000625 per share. On May 31, 2011, Mr. Matousek assigned the Note Payable to Comtax Services, Inc.

Also on March 28, 2011, the Company entered into similar redemption agreements with four other shareholders, which in total provide for the redemption of 60 million shares of the Company’s common stock. The purchase price for the 60 million totaled $37,500 or $0.000625 per share.

The terms of the stock redemption, agreement is a non-callable 3-year note. The principal will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maturity Date”). Principal plus all accrued interest will be due on the Maturity Date.

NOTE 17: LONG TERM LIABILITIES – NOTES – 3 YEARS AND LESS – RELATED PARTY

Our President, CEO and Director, Mr. Jerry G. Mikolajczyk, acquired a Note Payable by the Company from one of the shareholders of the Company on July 15, 2011. The Note Payable is in the amount of $9,375. The principal, $9,375, will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maturity Date”). Principal plus all accrued interest will be due on the Maturity Date.

NOTE 18: CORPORATE ACTION

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

NOTE 19: COMMITMENTS

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

The Company entered into Oil and Gas Field Operations Agreement with Michael Grubb whereby Mr. Grubb will be paid $5,000 per month to provide his services exclusively as Manager of Field Operations for the Company’s wholly owned subsidiaries in its Oil and Gas operations in Kentucky. The term of the Oil and Gas Field Operations Agreement is for 6 months and is renewable by the Company.

The Company entered into a Management and Financial Service Agreement for Mr. Jerry G. Mikolajczyk for a 12 month period commencing on June 1, 2011 and ending May 31, 2012. Mr. Mikolajczyk is hired through a service company, and will be paid $120,000 in cash payments for the services of Mr. Mikolajczyk. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

The Company entered into a Management and Financial Service Agreement with Mr. Peter Matousek for a 12 month period commencing June 1, 2011 and ending May 31, 2012 whereby Mr. Matousek will be paid $90,000 in cash payments. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

NOTE 20: EXECUTIVE AND BOARD COMPENSATION

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

				Fiscal Year	5-Day		Par
	Shares		Total	Aggregate	Share		Value	Paid In
Month	Executive	Board	Shares	Shares	Average	Cost	$0.0001	Capital
June	-	-	-	-	-	-	-	-
July	-	-	-	-	-	-	-	-
August	-	-	-	-	-	-	-	-
Quarter Total	-	-	-	-	-	-	-	-
September	2,500	10,000	12,500	12,500	$0.1500	$1,875.00	$1.25	$1,873.75
October	2,500	10,000	12,500	12,500	$0.0600	$750.00	$1.25	$748.75
November	2,500	10,000	12,500	12,500	$0.0540	$675.00	$1.25	$673.75
Quarter Total	7,500	30,000	37,500	37,500	$0.0880	$3,300.00	$3.75	$3,296.25
December	2,500	10,000	12,500	12,500	$0.1440	$1,800.00	$1.25	$1,798.75
January	2,500	10,000	12,500	12,500	$0.2220	$2,775.00	$1.25	$2,773.75
February	2,500	10,000	12,500	12,500	$0.1100	$1,375.00	$1.25	$1,373.75
Quarter Total	7,500	30,000	37,500	37,500	$0.1587	$5,950.00	$3.75	$5,946.25
March*1	2,500	10,000	12,500	12,500	$0.1260	$1,575.00	$1.25	$1,573.75
April*1	2,500	10,000	12,500	12,500	$0.1320	$1,650.00	$1.25	$1,648.75
May*1	2,500	10,000	12,500	12,500	$0.1388	$1,735.00	$1.25	$1,733.75
Quarter Total	7,500	30,000	37,500	37,500	$0.3968	$4,960.00	$3.75	$4,956.25
Year Total	22,500	90,000	112,500	112,500	$0.1263	$14,210.00	$11.25	$14,198.75
Note *1 – Shares were issued by the Company on June 6, 2011

NOTE 21: ACCOUNTS RECEIVABLE PURCHASE

The Company, on November 30, 2010, entered into an Accounts Receivable Assignment (the “Assignment”) with Comtax Services Inc. (“Comtax”) whereby Comtax assigned to the Company $147,965 in accounts receivable due Comtax from Global Power and Water Industries, Inc. (Global)  in consideration for 1,259,000 common shares of the Company at a share price of $.05 for a total of $62,950. The $62,950 equals the monies owed by the Company to Global in the form of Promissory Notes and interest due in March 2011 and April 2011 discussed in Note 14.

Since entering the Assignment, Comtax has filed a civil action on December 16, 2010, Case Number 05-2010-CA-064575, with the County of Brevard, in the State of Florida, seeking judgment against Global for $147,965 plus interest, costs and other relief this court deems just and proper. On January 22, 2011, Comtax was awarded a Clerk of Courts default judgment, Brevard County, Florida. On April 12, 2011, Judge Tanya B. Rainwater of the Circuit Court of the 18th Judicial Circuit, Brevard County, Florida, granted final judgment in favour of Comtax for $151,269.41 against Global.

The Company used the Comtax Accounts Receivable of $62,950 from Global and offset it against the Promissory Notes and interest payable by the Company to Global of $62,950, netting each other out and providing a cash flow saving of $62,950 to the Company.

NOTE 22: TERMINATED LETTER OF INTENT

On December 9, 2010, the Company executed a Letter of Intent with Global Energy Acquisitions, LLC (“Global”) which provided in part for the Company to acquire from Global a 51% gross royalty interest in up to 500 producing oil wells in Kentucky. Closing of the transaction was subject to completion by each party of their own due diligence and the negotiation and execution of a definitive agreement.

After further review, Global elected to terminate the Letter of Intent and neither party will be under any contractual obligation to the other with respect to closing the transaction. However, the Company remains subject to certain provisions of the Letter of Intent following its termination including, but not limited to the binding conditions of the Letter of Intent until January 31, 2012.

NOTE 23: OFFER TO PURCHASE LITIGATION

On May 10, 2011, the Company accepted an Offer to Purchase from Lea Kennedy d/b/a LuxemBarings (“Purchaser”) to purchase $10 million of the Company’s common stock based on the average of 5 consecutive trading day’s close prior to date of closing. The Offer to Purchase was scheduled to close on or before June 24, 2011. The Purchaser failed to complete the transaction, after mutually agreed extensions of the closing date. The Company has retained legal counsel to take legal action against the Purchaser for failing to complete the purchase transaction and for damages to the Company as a result of the failure to complete the transaction. The Company has not recognized any potential losses and damages in the financial statements for the year ended May 31, 2011.

NOTE 24: EXECUTIVE AND BOARD CHANGES

On May 31, 2011, the Board of Directors of the Company appointed Jerry G. Mikolajczyk as a director of the Company for a 3 month period ending August 31, 2011 whereby Mr. Mikolajczyk will be paid 5,000 shares per month in stock of the Company. The stock will be valued based on the average of the 5 trading day close price prior to each month end. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

On May 31, 2011, Mr. Matousek, our President and CEO, advised that the roles and responsibilities are increasing for the Company and that Mr. Jerry G. Mikolajczyk, while as consultant to the Company, has been instrumental in developing and building the Company to its current status including funding and operations. Mr. Matousek advised that it is in the best interests for the Company and the Shareholders that Mr. Mikolajczyk have authority to continue developing the Company and have authority to make decisions at an Executive Level of the Company. Subsequently, Mr. Matousek resigned as President, CEO and CFO and the Company appointed Jerry G. Mikolajczyk as Interim President, CEO and CFO until a permanent President and CEO is recruited and a permanent CFO is recruited. The Company entered into a Management and Financial Service Agreement for Mr. Jerry G. Mikolajczyk for a 12 month period commencing on June 1, 2011 and ending May 31, 2012. Mr. Mikolajczyk is hired through a service company, and will be paid $120,000 in cash payments for the services of Mr. Mikolajczyk. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

The Company also appointed Mr. Peter Matousek as the Company’s Vice-President of Investor Relations. The Company entered into a Management and Financial Service Agreement with Mr. Peter Matousek for a 12 month period commencing June 1, 2011 and ending May 31, 2012 whereby Mr. Matousek will be paid $90,000 in cash payments. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

NOTE 25: SUBSEQUENT EVENTS

On June 30, 2011, the Company forfeited on the Gross Lease by failing to commence work on the oil and gas lease. The Company will incur a loss of $1,980 because of the forfeiture.

On August 31, 2011, directors Peter Matousek, Donald Lynch and Jerry G. Mikolajczyk termed out. On September 1, 2011, the Company obtained the written consent of the stockholders holding a majority, 86.51%, of the outstanding voting rights of the Company (the "Consent"). The Consent approved the election of Kevin M. Grapes and Jerry G. Mikolajczyk as directors of the Company for a term of one (1) year ending August 31, 2012. Both Mr. Grapes and Mr. Mikolajczyk will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 11, 2009, we dismissed the auditing firm of Moore & Associates, Chartered Independent Registered Public Accounting Firm (“Moore and Associates”) and approved the engagement of Weinberg & Associates LLC, Certified Public Accountants. During the fiscal year ended May 31, 2008 and the subsequent interim periods until the change, there were no disagreements with Moore & Associates, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moore & Associates,  would have caused them to make reference in connection with their report to the subject matter of the disagreement, and Moore & Associates, Chartered has not advised the Company of any reportable events.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of May 31, 2011, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of May 31, 2011, was effective.

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

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

         The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background as of the date of this filing:

Name:	Position:	Held Since:
Jerry G. Mikolajczyk	President/Chief Financial Officer/Director	June 2011
Wayne St. Cyr	Executive Vice President, Marketing and Strategic Development	January 2011
Peter Matousek	Vice President – Investor Relations	June 2011
Kevin Grapes	Director	September 2011

Mr. Jerry G. Mikolajczyk

Mr. Jerry G. Mikolajczyk was a key consultant to the Company who identified the opportunities available to us in Kentucky, helped negotiate our contracts, and assisted the Company with its financial reporting over the last year including SEC filings and our financial statements. Mr. Mikolajczyk consulted to the Company from March 2010 to May 31, 2011. On May 31, 2011, the Board of Directors appointed Mr. Mikolajczyk as our President, CEO, CFO, and a director of the Company.

Mr. Mikolajczyk (age 58) has had an extensive career in the oil and gas, construction, and mining industries. He has worked for Fortune 500 companies such as BP Resources (British Petroleum), SCI Group of Companies, Husky Oil, Syncrude, Bechtel, Guy F. Atkinson and INCO. He has worked as a heavy equipment operator on surface and open pit mining operations. After completing his Business Administration diploma, he went on to obtain his professional designation as a Certified General Accountant (CGA) and Certified Internal Auditor (CIA). As a professional accountant and auditor, he has been involved with planning, designing, and testing operations to ensure that the operations are efficient and effective. Recently he was awarded “CFO of the Year” for the application of his knowledge and expertise in a turnaround assignment for the Santa Clara Valley Transportation Authority (VTA), a $3.3 Billion asset transportation authority in Silicon Valley (San Jose, California). Jerry has an aggregate of 40 years of experience, which include:

• Twenty-two (22) years of C-Level experience.
• Ten (10) years in the Oil and Gas Industry evaluating and analyzing systems and operations to improve effectiveness, increase profits, and streamline operations without compromising controls.

•

Eighteen (18) years in the Mining Industry with operational experience in tar sands, copper, gold, limestone and precious stones. Mines were both open pit and deep rock (shaft) as well as alluvial and placer mining operations.

• Twenty Seven (27) years of experience in the Construction Industry ranging in Oil and Gas, Mining, Transportation and Housing sectors. Specialty is Project Control and Reporting.

Mr. Mikolajczyk, through consulting agencies, has provided various consulting services to clients, which included, but not limited to:

• Global Power and Water Industries, Inc.
• VTA (Santa Clara Valley Transportation Authority)
• MineCore International, Inc.
• Platinum Works, Inc.
• Blue Green Corp
• J.M.E.L. International, Inc.
• Nova Petrochemicals
• BP Resources

In addition to providing financial and operations consulting services to the Company, Jerry is also consulting to Shirelle Holdings, Inc. developing the Carter Creek Iron Ore project.

Mr. Wayne St. Cyr.

Mr. Wayne St. Cyr is our Executive Vice President, Marketing and Strategic Development. Wayne’s duties include the planning and implementation of the financing for the workover program. Wayne comes to us leaving a distinguished 10 year career with RBS Group (Royal Bank of Scotland) which includes a six-time recipient of the President's Award for exceeding company objectives. During his tenure at RBS/Citizens Financial Group, he was responsible for developing the key alliances with Citizens Bank. Wayne’s education includes an Associates degree in Business Administration and a Bachelor of Science degree in Marketing.

In addition to providing marketing and strategic development consulting services to the Company, Wayne is also consulting to Shirelle Holdings, Inc. developing the Carter Creek Iron Ore project.

Mr. Peter Matousek.

Mr. Peter Matousek is an internationally seasoned consultant and entrepreneur with a European background. Formal education includes attendance at University of Maryland University College and Warner Pacific College, where he earned degrees in Associates of Arts and Bachelors of Business Administration.

Mr. Matousek has been a proud member of the United States Navy and is a Veteran of Foreign War having recently served in Operation Iraqi Freedom. The Army Achievement Medal, Navy Achievement Medal and Honorable Discharge are among his many awards and recognition.

Professionally, Mr. Matousek has demonstrated both passion and ability, working extensively with the public markets for companies throughout the United States and Canada. During this time, he has cultivated relationships with shareholders, private investors, venture capital firms and investment advisors, in addition to a wealth of business professionals and strategic partners worldwide.

With over 20 years of experience in the financial industry, Mr. Matousek has utilized his in-depth knowledge and skills to foster unparalleled success in the public arena. Mr. Matousek has held directorships, key officer positions, and has represented numerous companies in the capacity of Investor & Public Relations. His ability to communicate in a number of languages and to understand other cultures and traditions has enabled Peter to establish lasting relationships and effective synergies.

Mr. Matousek has also has been a frequent contributor to charitable organizations, such as Ministries to Mexico and recently contributed to the erection of a War Heroes Memorial.

Mr. Kevin M. Grapes

On September 1, 2011, Mr. Kevin M. Grapes was appointed director of the Company for a one year term. Mr. Grapes, age 40, has a varied career with alternative energy, casino development, mining operations, mergers/acquisitions, and joint ventures to undervalued asset-based structured financing.

Mr. Grapes was previously the Managing Director and Owner of Centaur Services, LLC, a strategic consulting firm specializing in the development and financing of corporate strategies for public and private companies worldwide. Mr. Grapes has worked with numerous companies across all sectors. Most recently, he has consulted with Diamondhead Casino Corporation, a casino development company, out of Alexandria, Virginia and Verdant Power, a hydroelectric alternative energy company, based in Roosevelt Island, New York.

Mr. Grapes held the position of Director of Investor Relations for Minecore International, Inc, an exploration and mining company. Previously, Mr. Grapes partnered with Washington Home Mortgage and Guardian Mortgage in Bethesda, Maryland to build and maximize profits for the companies. Mr. Grapes started his executive career with Tambora Financial Corporation based in Salt Lake City, Utah. Tambora is a financial services holding company that specializes in life and annuity products. Mr. Grapes held the position of Director of Investor Relations and later Executive Vice President and Board Member. Through this experience, Mr. Grapes has an extensive background in traditional and alternative financing, with a solid track record of facilitating transactional involvement of high-level principals of all types, including construction of corporate structure and boards of directors, improving corporate transparency and increasing shareholder value.

Mr. Grapes, as a direct consultant, has collaborated with and on behalf of, some of the largest private and sovereign wealth funds worldwide. Currently he sits on the Innovatum Capital Advisory Board and volunteers’ time towards lobbying efforts for Federal Recognition of the Lumbee Indian Tribe.

Mr. Grapes received a BA from the University of North Carolina, Pembroke.

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

Compensation of Directors

Our directors do not receive cash compensation for their services as directors. However, each director receives 5,000 shares of common stock per month and will have their out of pocket expenses such as travel for Board meetings reimbursed by the Company.

Terms of Office

Our directors are appointed for one-year terms to hold office or until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws.

Family Relationships

There are no family relationships among our directors and/or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, for the fiscal year ended May 31, 2011, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.

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

Item 11. Executive Compensation.

Mr. Jerry G. Mikolajczyk was appointed our acting president, chief executive officer and chief financial officer on May 31, 2011. His employment will terminate May 31, 2012 unless extended by the Board of Directors. The Company pays Mr. Mikolajczyk $10,000 per month.

Mr. Wayne St. Cyr was appointed our Executive Vice President, Marketing and Strategic Development on January 1, 2011. His employment will terminate December 31, 2011 unless extended by the Board of Directors. The Company pays Mr. Wayne St. Cyr $10,000 per month.

Mr. Peter Matousek was appointed our Vice President – Investor Relations on May 31, 2011. His employment will terminate May 31, 2012 unless extended by the Board of Directors. The Company pays Mr. Peter Matousek $7,500 per month.

The following table discloses compensation paid during the fiscal years ended May 31, 2011 and 2010 to the Company’s Officers and the most highly compensated executive officer whose total compensation exceeded $100,000 for the fiscal year ended May 31, 2011 (Collectively, the “Named Executive Officers”). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid to the Named Executive Officers during these fiscal years.

Name and Principal Position	Year Ended May 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Jerry G. Mikolajczyk, President/CEO/CFO	2011	-0-	-0-	-0-	-0-	-0-
Jerry G. Mikolajczyk, Consultant*1	2011	$409,775	-0-	-0-	-0-	$409,775
Wayne St. Cyr, Executive Vice President	2011	$50,000	-0-	-0-	-0-	$50,000
Peter Matousek, VP-Investor Relations*2	2011	$27,500	-0-	-0-	-0-	$27,500
Dennis T. Kushner, President/CEO/CFO*3	2010	$9,250	-0-	-0-	-0-	$9,250

*1 - Gross paid to agency, Comtax Services, Inc. which Mr. Mikolajczyk was an officer of until May 31, 2011
*2 - Former President/CEO during 2011
*3 - Former President/CEO during 2010 and a portion of 2011

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

Name	No. of Shares of Common Stock (1)	Percent of Class (2)

Jerry G. Mikolajczyk	180,000,000	57.5998%
Donald Lynch	30,000.0096%
Peter Matousek	45,000.0144%
(All officers and directors		57.6238%
as a group (3) member)

 (1)

Represents the number of issued and outstanding shares of common stock owned by the shareholder.

(2)

Based on 312,501,000 issued and outstanding shares of common stock.

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

Potential Conflict of Interest

Prior to June 1, 2011, our President, CEO and Director, Jerry G. Mikolajczyk, performed services for the Company on a consulting contract through a consulting agency, Comtax Services, Inc. (Comtax). From April 1, 2010 to February 28, 2011, Comtax charged a fixed monthly fee of $2,500, a minimum of 10 hours per month for Mr. Mikolajczyk, an aggregate of $27,500 for the 11 months for Mr. Mikolajczyk’s services to the Company. For the period March 1, 2011 to May 31, 2011, Comtax charged the Company an aggregate of $387,275 (1,106.5 hours) for the services of Mr. Mikolajczyk. The Company is indebted to Comtax an aggregate of $547,733.59 as of May 31, 2011, which consists of a loan payable - $59,500, trade payables - $400,733 and Long Term Note Payable – Less than 3 years - $87,500. Comtax acquired the Long Term Note Payable – Less than 3 years for $87,500 from our former President and CEO, Peter Matousek. Comtax is the largest creditor to the Company comprising of 76.03% of the Company’s total liabilities. Mr. Mikolajczyk was an officer of Comtax until his resignation on May 31, 2011 and terminated his consulting contract with Comtax as of May 31, 2011 prior to accepting his executive and director positions with the Company.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees for professional services rendered was $9,500 and  $2,500 for the audit of our annual financial statements for the fiscal years ended May 31, 2011 and 2010 respectively, and $6,000 and $4,500 for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended May 31, 2011 and 2010 respectively.

AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee." There were no such fees billed for the fiscal year ended May 31, 2010 and 2010.

TAX FEES. Tax fees for each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services was $500 per year.

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended May 31, 2011 and 2010.

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

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". Our entire Board, acting in the capacity of the audit committee reviewed the audited financial statements of the Company as of and for the year ended May 31, 2011 and 2010 with the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our  Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended  May 31, 2011, for filing with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

The following report and financial statements are filed together with this Annual Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS AT May 31, 2011 and 2010

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED May 31, 2011 AND 2010 AND CUMULATIVE FROM INCEPTION (December 20, 2007).

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED May 31, 2011 and 2010 AND CUMULATIVE FROM INCEPTION (December 20, 2007).

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

Date: September 28, 2011

By: /s/ Jerry G. Mikolajczyk

Jerry G. Mikolajczyk

CEO/President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jerry G. Mikolajczyk

Jerry G. Mikolajczyk, President

September 28, 2011

CEO/CFO/Director

BY: /s/Kevin M. Grapes

September 28, 2011

Kevin M. Grapes, Director

Endnotes