Form 10-Q
period 2011-08-31
Xun Energy, Inc.
filed 2011-10-07
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

OR

[  ]

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  Yes [ ]   No [ X ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 312,576,000 shares of common stock are issued and outstanding as of October 7, 2011

XUN ENERGY, INC.

INDEX

PART I. – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets at August 31, 2011(unaudited) and May 31, 2011 (audited)	3

	Consolidated Statement of Operations for the Three and Nine Months ended August 31, 2011 and August 31, 2010 and from Inception (December 20, 2007) to August 31, 2011	4

	Consolidated Statements of Stockholders Equity from Inception (December 20, 2007) to August 31, 2011	5

	Consolidated Statements of Cash Flows for the Nine Months Ended August 31, 2011 and August 31, 2010 and Cumulative since Inception to August 31, 2011 (unaudited)	6

	Notes to Interim Consolidated Financial Statements as of August 31, 2011	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22

Item 4.	Controls and Procedures	22

	PART II. – OTHER INFORMATION

Item 1	Legal Proceedings.	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities.	23

Item 3.	Defaults upon senior securities.	23

Item 4.	Submission of matters to a vote of security holders.	23

Item 5.	Other information	23

Item 6.	Exhibits	24

ITEM 1.      FINANCIAL STATMENTS

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
As of AUGUST 31, 2011 and MAY 31, 2011
(Expressed in U.S. dollars)

	August 31, 2011	May 31, 2011
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$1	$25,069
Other Current Assets	$283	$283
Total Current Assets	$284	$25,352
Fixed Assets:
Property, Plant and Equipment, net depletion	$18,840	$18,840
Total Fixed Assets	$18,840	$18,840
Other Assets:
Intangible Assets - Legal and Contractual
Rights	$3,603	$5,583
Trademarks	$20	$20
Incorporation Costs	$100	$100
Total Legal and Contractual	$3,723	$5,703
Total Intangible Assets	$3,723	$5,703
Other Long Term Assets
Bonds	$500	$500
Total Long Term Assets	$500	$500
Total Other Assets	$4,223	$6,203
Total Assets	$23,347	$50,395
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$600,884	$510,808
Loan payable	$65,450	$59,500
Loan payable - Related Party	$-	$25,000
Total Current Liabilities	$666,334	$595,308
Long Term Liabilities:
Notes - 3 Years and Less	$115,897	$115,737
Notes - 3 Years and Less Related Party	$9,397	$9,384
Total Long Term Liabilities	$125,294	$125,121
Total Liabilities	$791,628	$720,429
Stockholders' Equity (Deficit)
Preferred Stock, par value $0.0001, 50,000,000 shares authorized,
none issued and outstanding	$-	$-
Common Stock, par value $0.0001, 5,000,000,000 shares authorized,
312,538,500 and 312,501,000 shares issued and outstanding, respectively	$31,254	$31,250
Paid in Capital	$19,264	$14,308
Accumulated Deficit	$(818,798)	$(715,592)
Total Stockholders' Equity (Deficit)	$(768,280)	$(670,034)
Total Liabilities and Stockholders' Equity (Deficit)	$23,347	$50,395

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011, 2010 and CUMULATIVE FROM INCEPTION
(Unaudited)
(Expressed in U.S. dollars)

	For the three months ended August 31, 2011	For the three months ended August 31, 2010	December 20, 2007 (Inception) to August 31, 2011

Revenue
Revenue – Operations	$-	$-	$4,637
Total Revenue	$-	$-	$4,637

Cost of Goods Sold	$-	$-	$1,653

Gross Profit	$-	$-	$2,984

Expenses
General and Administrative	$101,053	$38,236	$816,336
Loss before income taxes	$(101,053)	$(38,236)	$(813,352)

Other income (expense)	$(2,153)	$(1,195)	$(5,446)

Provision for Income Taxes	$-	$-	$-

Net (Loss)	$(103,207)	$(39,431)	$(818,798)

Basic and Diluted
(Loss) per Common Shares	a	a

Weighted Average
Number of Common Shares*1	312,536,462	510,416,000

a = Less than ($0.01) per share

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Expressed in U.S. dollars)

					Additional Paid in Capital	Deficit Accumulated During the Development Stage
	Common Stock						Total Equity
	Shares*1		Amount
Inception December 20, 2007	-		$-		$-	$-	$-
Common stock issued to Directors	400,000,000		$40,000		$(35,000)	$-	$5,000
For cash December 20, 2007
at 0.001 per share			-		-	-	-
Private placement closed on
March 31 at 0.04 per share	110,416,000		$11,042		$44,166	$-	$55,208
Net loss for the year		$		$		$(85)	$(85)
Balance, May 31, 2008	510,416,000		$51,042		$9,166	$(85)	$60,123
Net loss for the year		$		$		$(50,170)	$(50,170)
Balance, May 31, 2009	510,416,000		$51,042		$9,166	$(50,255)	$9,953
Net loss for the year		$		$		$(50,744)	$(50,744)
Balance, May 31, 2010	510,416,000		$51,042		$9,166	$(100,999)	$(40,791)
Common stock issued to Directors	37,500		$4		$3,296	$0	$3,300
For purchase of Accounts Receivable	1,259,000		$126		$62,824	$0	$62,950
For cash November 30, 2010	741,000		$74		$36,976	$0	$37,050
Common stock issued to Directors	37,500		$4		$5,946	$0	$5,950
Common stock issued to Consultant	10,000		$1		$1,099	$0	$1,100
Common stock retirement	(200,000,000)		$(20,000)		$(105,000)	$0	$(125,000)
Net loss for the period	0		$0		$0	$(614,592)	$(614,592)
Balance, May 31, 2011	312,501,000		$31,250		$14,308	$(715,592)	$(670,034)
Common stock issued to Directors	37,500		$4		$4,956	$0	$4,960
Net loss for the period						$(103,207)	(103,207)
Balance, August 31, 2011	312,538,500		$31,254		$19,264	$(818,798)	$(768,280)
*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2011, 2010 and CUMULATIVE FROM INCEPTION

(Unaudited)

	For the three months ended August 31, 2011	For the three months ended August 31, 2010	December 20, 2007 (Inception) to August 31, 2011

Operating Activities
Net (Loss)	$(103,207)	$(39,431)	$(818,798)
Adjustments to reconcile net loss to
net cash used by operating activities
Share based compensation	$4,960	$-	$15,310
Corporate Overhead allocated to Fixed Assets	$-	$-	$(2,322)
Depletion	$-	$-	$835
Accrued Interest on Notes 3 Years and Less	$173	$-	$294
Forfeited lease	$1,980	$-	$1,980
Changes in net assets and liabilities-
Accounts receivable and accrued receivables	$-	$(1,880)	$-
Accounts payable and accrued liabilities	$90,076	$18,955	$600,883
Net Cash Used By Operating Activities	$(6,017)	$(22,356)	$(201,818)

INVESTING ACTIVITIES
Purchase of Fixed Assets	$-	$-	$(17,637)
Purchase of Intangible Assets	$-	$-	$(5,703)
Purchase of Long Term Assets	$-	$-	$500)
Net Cash Used By Investing Activities	$-	$-	$(23,839)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	$-	$-	$160,208
Repayment of loans	$(25,000)	$(2,000)	$(106,000)
Proceeds from loans	$5,950	$2,000	$171,450
Cash Provided/Used by Financing Activities	$(19,050)	$-	$225,658

Net Decrease in Cash	$(25,067)	$(22,356)	$1

Cash, Beginning of Period	$25,069	$22,386	$-

Cash, End of Period	$1	$30	$1

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$222

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Inventory - non cash capitalization	$-	$-	$283

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the state of Nevada on December 20, 2007 as Real Value Estates, Inc. On July 20, 2010, the Company changed its name to Xun Energy, Inc.

On February 7, 2011, the Company established two subsidiaries in the State of Kentucky.

The Company acquired three oil and gas leases in the State of Kentucky on February 28, 2011 and began production of oil on one of its leases. Subsequently, the Company acquired two additional oil and gas leases and forfeited one lease for a total of four oil and gas leases as August 31, 2011.

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

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements of Xun Energy, Inc. as of August 31, 2011, and for the three months then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Xun Energy, Inc.’s consolidated financial position as of August 31, 2011, and the results of its consolidated operations and its cash flows for the three months ended August 31, 2011, and 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending May 31, 2012. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of May 31, 2011, filed with the SEC for additional information, including significant accounting policies.

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

 RECLAMATION BONDS

Included in Other Assets as of August 31, 2011, is a Bond with the State of Kentucky for $500. The State of Kentucky requires a bond to be posted for each well should the Company fail to perform with the proper plugging and abandonment of any well. Bond deposits vary by the well depth.

NOTE 3. OTHER CURRENT ASSETS

The components of other current assets include the following:

Current Asset	Quantity	Cost	Fair Market Value – August 31, 2011
Inventory (Crude Oil)	31 barrels	$283	$2,753

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property and equipment consists of the following:

Asset Category	Capital Cost	Depletion	Allowance	Net Fixed Assets
Oil Wells	$19,958	$1,118	$0.0	$18,840

NOTE 5. FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities are reported at cost in the accompanying consolidated balance sheets. The carrying values of inventory are based on the depletion cost established by the Company. The following table provides a fair value measurement of the inventory at market value as of May 31, 2011.

Current Asset	Quantity	Cost	Fair Market Value – August 31, 2011
Inventory (Crude Oil)	31 barrels	$283	$2,753

NOTE 6. ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of August 31, 2011.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 20, 2007) to August 31, 2011. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On December 20, 2007 pursuant to the terms of a subscription agreement, we sold 320,000,000 (post forward split) shares of our common stock to Mr. Michael Zazkis, the Company's former Secretary, Treasurer, and a director, for cash payment to us of $4,000. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act, as no advertising or general solicitation was employed in offering the securities, the offering and sale was made only to Mr. Zazkis who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act.

On March 28, 2011, the Company entered into Redemption Agreement with Peter Matousek, the Company’s president and director, which provides in part for the Company to redeem from Mr. Matousek 140 million shares of the Company’s common stock at a price of $87,500 or $0.000625 per share. On May 31, 2011, Mr. Matousek assigned the Note Payable to Comtax Services, Inc.

The Company issued an aggregate of 37,500 shares for the three months ending August 31, 2011 with an average price of $0.1263 per share to the Executive and Board pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek and a Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch, refer to NOTE 20: EXECUTIVE AND BOARD COMPENSATION for additional detail.

Prior to June 1, 2011, our President, CEO and Director, Jerry G. Mikolajczyk, performed services for the Company on a consulting contract through a consulting agency, Comtax Services, Inc. (Comtax). From April 1, 2010 to February 28, 2011, Comtax charged a fixed monthly fee of $2,500, a minimum of 10 hours per month for Mr. Mikolajczyk, an aggregate of $27,500 for the 11 months for Mr. Mikolajczyk’s services to the Company. For the period March 1, 2011 to May 31, 2011, Comtax charged the Company an aggregate of $387,275 (1,106.5 hours) for the services of Mr. Mikolajczyk. The Company is indebted to Comtax an aggregate of $573,169 as of August 31, 2011 which consists of a loan payable - $65,450 (Note 14), trade payables $401,469 and Long Term Note Payable – Less than 3 years - $106,250. Comtax acquired the Long Term Notes Payable – Less than 3 years for $87,500 from our former President and CEO, Peter Matousek, Note 16, and $18,750 from two other shareholders. Comtax is the largest creditor to the Company comprising of 72.4% of the Company’s total liabilities.

Mr. Mikolajczyk was an officer of Comtax until his resignation on May 31, 2011 and terminated his consulting contract with Comtax as of May 31, 2011 prior to accepting his executive and director positions with the Company.

NOTE 9.  INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2012, 2011, 2010, 2009 and 2008, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset of approximately $286,579 (assuming a 35% effective tax rate) generated by the loss carry-forward has been fully reserved.

The Company files income tax returns in the United States and the state of Kentucky. All tax years are closed by expiration of the statute of limitations.

The Company did not identify any material uncertain tax positions on tax returns filed. The Company did not recognize any interest or penalties for unrecognized tax benefits.

NOTE 10. NET OPERATING LOSSES

As of August 31, 2011, the Company has a net operating loss carry-forward of approximately $818,798, which will expire 20 years from the date the loss was incurred. Included in the net operating loss is the forfeiture of the Gross Lease, $1,980, whereby the Company failed to commence work on the oil and gas lease on or before June 30, 2011.

NOTE 11. STOCKHOLDERS’ EQUITY

AUTHORIZED

The Company is authorized to issue 5,000,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of preferred stock, par value $0.0001. All common stock shares have equal voting rights, are non-assessable, and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On July 20, 2010, the Company filed a Certificate of Amendment to the Company’s certificate of incorporation with the Nevada Secretary of State, which increased the Company’s authorization to issue 5,000,000,000 shares of $0.0001 par value common stock, refer to NOTE 18: CORPORATE ACTION.

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

The Company authorized and approved an aggregate of 112,500 shares for the fiscal year ending May 31, 2011 with an average price of $0.1263 per share to the Executive and Board pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek and a Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch. During the fiscal year ending May 31, 2011, the Company issued 75,000 of the 112,500 shares to the Executive and Board with the remaining 37,500 shares issued on June 6, 2011.

The Company authorized and approved an aggregate of 45,000 shares for the three months ended August 31, 2011 with an average price of $0.02693 per share to the Executive and Board pursuant to a Member Compensation Agreement with Mr. Peter Matousek, Mr. Donald Lynch, and Mr. Jerry G. Mikolajczyk refer to NOTE 20: EXECUTIVE AND BOARD COMPENSATION for additional detail. The Company issued 37,500 of the 45,000 shares to the Board on September 12, 2011.

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

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's consolidated results of operation and financial condition.

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

On May 31, 2011, Mr. Jerry G. Mikolajczyk, our President, CEO and Director, acquired 180,000,000 common shares of the company from Mr. Peter Matousek, former President, CEO and Director of the Company. The common share acquisition by Mr. Mikolajczyk gave him control of 57.6% of the issued and outstanding shares of the Company. Subsequent to May 31, 2011, Mr. Mikolajczyk has acquired additional shares directly and indirectly in the Company. As of Mr. Mikolajczyk’s last Form 4 filed with the SEC on July 17, 2011, Mr. Mikolajczyk is beneficial owner of 212,515,521, 68% of the issued and outstanding shares of the Company.

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

The Company has a loan in the amount of $65,450, is non-interest bearing, with Comtax Services, Inc. (COMTAX). The loan from COMTAX is provided to the Company as working capital. COMTAX is a shareholder of the Company with a stock  position of 3.58% in the Company.

NOTE 15: LOAN PAYABLE – RELATED PARTY

The Company had a loan in the amount of $25,000 from Jerry G. Mikolajczyk, our President, CEO, and Director as of May 31, 2011. The loan is non-interest bearing and was due on July 10, 2011 and was extended to July 29, 2011. The $25,000 was provided to the Company on May 10, 2011, which was used for a deposit into an Escrow Account for the purpose of facilitating an Offer to Purchase dated May 10, 2011 with Lea Kennedy d/b/a LuxemBarings. The $25,000 was returned to the Company from the Escrow Agent on July 27, 2011 and paid back to Mr. Mikolajczyk on July 29, 2011.

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

The Company entered into Oil and Gas Field Operations Agreement with Michael Grubb whereby Mr. Grubb will be paid $5,000 per month to provide his services exclusively as Manager of Field Operations for the Company’s wholly owned subsidiaries in its Oil and Gas operations in Kentucky. The term of the Oil and Gas Field Operations Agreement was for 6 months and terminated on July 31, 2011. The Company is in discussion with Mr. Grubb on renewing his service contract. The Company has accrued for his services performed in the month of August.

The Company entered into a Management and Financial Service Agreement with Mr. Jerry G. Mikolajczyk for a 12 month period commencing on June 1, 2011 and ending May 31, 2012. Mr. Mikolajczyk is hired through a service company, and will be paid $120,000 in cash payments for the services of Mr. Mikolajczyk. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

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

NOTE 20: EXECUTIVE AND BOARD COMPENSATION

The Company entered into a Management and Financial Service Agreement with Mr. Peter Matousek for a 12 month period ending August 31, 2011 whereby Mr. Matousek was to be paid $30,000 in cash payments and 2,500 shares per month in stock of the Company. The stock was valued based on the average of the 5 trading day close price prior to each month end. The Management and Financial Service Agreement with Mr. Peter Matousek terminated on May 31, 2011 upon his resignation as the President and CEO of the Company.

The Company has Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Donald Lynch and Mr. Jerry G. Mikolajczyk which ended on August 31, 2011 whereby Mr. Matousek, Mr. Lynch and Mr. Mikolajczyk will be paid 5,000 shares per month in stock of the Company. The stock will be valued based on the average of the 5 trading day close price prior to each month end. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000. The table below represents the shares issued to the Executive and Board with the 5-Day Average Share Closing Price:

				Fiscal Year	5-Day		Par
	Shares		Total	Aggregate	Share		Value	Paid In
Month	Executive	Board	Shares	Shares	Average	Cost	$0.0001	Capital
June	-	15,000	15,000	15,000	$0.0500	$750.00	$1.50	$748.50
July	-	15,000	15,000	30,000	$0.0181	$271.50	$1.50	$270.00
August	-	15,000	15,000	45,000	$0.0127	$190.50	$1.50	$189.00
Quarter Total	-	45,000	45,000	-	-	$1,212.00	$0.02693	$1,207.50
Year Total	-	45,000	45,000	-	-	$1,212.00	$0.02693	$1,207.50

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

NOTE 23: OFFER TO PURCHASE LITIGATION

On May 10, 2011, the Company accepted an Offer to Purchase from Lea Kennedy d/b/a LuxemBarings (“Purchaser”) to purchase $10 million of the Company’s common stock based on the average of 5 consecutive trading day’s close prior to date of closing. The Offer to Purchase was scheduled to close on or before June 24, 2011. The Purchaser failed to complete the transaction, after mutually agreed extensions of the closing date. The Company has retained legal counsel to take legal action against the Purchaser for failing to complete the purchase transaction and for damages to the Company as a result of the failure to complete the transaction. The Company has recognized losses, at cost, in the financial statements for the period ended August 31, 2011.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 contains “forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify  forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

The Company acquired three oil and gas leases in the State of Kentucky on February 28, 2011 and began production of oil on one of its leases. Subsequently, the Company acquired two additional oil and gas leases and forfeited one lease for a total of four oil and gas leases as August 31, 2011.

On April 18, 2011, the Company filed a Form 8-k with the SEC disclosing that the Company is no longer a shell and has completed a workover program on one of its wells and produced oil that was sold and generated its first revenue for the Company.

Subsequent Events:

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

Results Of Operations For The Three Months Ended August 31, 2011 and August 31, 2010 and from Inception (December 20, 2007) to August 31, 2011

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis (“MD&A”) is management’s assessment of the historical financial and operating results of the Company during the period covered by the financial statements. This MD&A should be read in conjunction with the audited consolidated financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-Q.

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

We have a limited operating history of oil and gas production and no proven reserves, no production and negative cash flow. To date, we have had limited revenues and have not been able to generate sustainable positive earnings on a Company-wide basis. Our management cannot provide any assurances that the Company will ever operate profitably. As a result of our limited operating history, we are more susceptible to the numerous business, investment, and industry risks that have been described in Item 1A. Risk Factors of this Annual Report on Form 10-Q.

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

Comparison Of Results Of Operations For The Three Ended August 31, 2011 and August 31, 2010 and from Inception (December 20, 2007) to August 31, 2011.

Revenues

We generated no revenues for the three months ending August 31, 2011 and the three months ending August 31, 2010. Our operations to date have been financed by the sale of our common stock, third party loans and limited revenue. Operating expenses for the years ended August 31, 2011 and 2010 totalled $103,207 and $39,431. Our single largest expense to date has been professional fees totalling $98,622 and $32,068. Most of these expenses have been incurred in connection with maintaining our executive and operations staff while attempt to source funding for our workover program and for our regulatory filings with the Securities and Exchange. General and Administrative expenses, including professional fees, totalled $101,053 and $38,236 respectively.

For the three months ended August 31, 2011 and 2010 we had a net loss of ($103,207) and ($39,431).  Total losses since December 20, 2007 (“Inception”) were ($818,798).

Until we obtain additional funding to complete our oil and gas well workover program, we do not anticipate generating revenues, and any revenues that we generate may not be sufficient to cover our operating expenses.  In which case we may have to cease operations and you may lose your entire investment.

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

The changes in our capital resources at August 31, 2011 compared with August 31, 2010 are:

	August 31, 2011	August 31, 2010	Increase (Decrease)	Percentage Change

Cash	$1	$30	$(29)	-96.37%
Current Assets	$284	$1,910	$(1,626)	-85.12%
Total Assets	$23,347	$1,910	$21,437	1,122.36%
Current Liabilities	$666,334	$82,132	$584,202	711.30%
Total Liabilities	$791,628	$82,132	$709,496	863.85%
Working Capital Deficit	$666,333	$82,102	$584,231	711.59%

Our working capital deficit increased by $584,231 from ($82,102) as of August 31, 2010 to ($666,333) as of August 31, 2011. This increase in the deficit was due to the amount of resources that was required to maintain our corporate and field staff and to complete all the necessary SEC filings.

Over the last three months, we expended our resources on attempting to raise funds for our workover well program and completing our fiscal year end consolidated statements and SEC filings. Our business is capital intensive. Our ability to grow is dependent upon favorably obtaining outside debt and capital and generating cash flows from operating activities necessary to fund our investment activities. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on successful development activities and our ability to seek and secure capital from external sources, should we be unable to achieve sustainable profitability this could cause any equity investment in the Company to become worthless.

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	August 31, 2011	August 31, 2010	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$(6,017)	$(22,356)	$16,339	-73.08%
Net cash provided by (used in) financing activities	$(19,050)	$0	$19,050	100.00%

Cash Flow Used in Operating activities:

Cash flow from operating activities is derived from changes in the balances of payables, or other non-oil property asset account balances. For the three months ended August 31, 2011, we had a negative cash flow from operating activities of $6,017, in comparison to a negative cash flow of $22,356 for the three months ended August 31, 2010. This change of $16,339 was the result of an increase in consulting and professional fees for our executive and operations staff resulting in an increase in our payables balance. Variations in cash flow from operating activities may affect our level of development (workover) expenditures. Our expenditures consist primarily of our General and Administrative (G&A) expenses, which consist of consulting and professional services, employee compensation, legal, accounting, travel and other G&A expenses, which we have incurred in order to address necessary organizational activities.

Cash Flow from Financing activities:

Cash flow from financing activities is derived from long-term liability account balances or in equity, account balances excluding retained earnings. Cash flow used by financing activities was $19,050 for the three months ended August 31, 2011. This is in comparison to no financing activities for the three months ended August 31, 2010. The funds were used to retire a short term debt and for our G&A expenses. We anticipate it will be necessary to rely on additional funding from the debt financing and from capital markets in the current fiscal year.

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

Plan of Operation For Remaining Fiscal Year

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

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of August 31, 2011, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of August 31, 2011, was effective.

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

This Quarterly Report on Form 10-Q does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Quarterly Report on Form 10-Q.

Evaluation of Changes in Internal Controls over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

On May 10, 2011, the Company accepted an Offer to Purchase from Lea Kennedy d/b/a LuxemBarings (“Purchaser”) to purchase $10 million of the Company’s common stock based on the average of 5 consecutive trading day’s close prior to date of closing. The Offer to Purchase was scheduled to close on or before June 24, 2011. The Purchaser failed to complete the transaction, after mutually agreed extensions of the closing date. The Company has retained legal counsel to take legal action against the Purchaser for failing to complete the purchase transaction and for damages to the Company as a result of the failure to complete the transaction. The Company has recognized losses, at cost, in the financial statements for the period ended August 31, 2011.

ITEM 1A.   RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K filed September 28, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES.

The Company authorized and approved an aggregate of 112,500 shares for the fiscal year ending May 31, 2011 with an average price of $0.1263 per share to the Executive and Board pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek and a Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch. During the fiscal year ending May 31, 2011, the Company issued 75,000 of the 112,500 shares to the Executive and Board with the remaining 37,500 shares issued on June 6, 2011.

The Company authorized and approved an aggregate of 45,000 shares for the three months ended August 31, 2011 with an average price of $0.02693 per share to the Executive and Board pursuant to a Member Compensation Agreement with Mr. Peter Matousek, Mr. Donald Lynch, and Mr. Jerry G. Mikolajczyk refer to NOTE 20: EXECUTIVE AND BOARD COMPENSATION of the Notes to Consolidated Financial Statements within this 10-Q filing for additional detail. The Company issued 37,500 of the 45,000 shares to the Board on September 12, 2011.

The issuance of the common stock was exempt from registration under Section 4(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   RESERVED.

Not Applicable

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

XUN ENERGY, INC.

Date: October 7, 2011	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Executive Officer

Date: October 7, 2011	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Financial Officer

Endnotes