Form 10-Q
period 2011-11-30
Xun Energy, Inc.
filed 2012-01-23
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 312,568,500 shares of common stock are issued and outstanding as of January 23, 2011

XUN ENERGY, INC.

INDEX

PART I. – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets at November 30, 2011 (unaudited) and May 31, 2011 (audited)	3

	Consolidated Statement of Operations for the Three and Six Months ended November 30, 2011 and November 30, 2010 and from Inception (December 20, 2007) to November 30, 2011	4

	Consolidated Statements of Stockholders Equity from Inception (December 20, 2007) to November 30, 2011	5

	Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2011 and November 30, 2010 and Cumulative since Inception to November 30, 2011(unaudited)	6

	Notes to Interim Consolidated Financial Statements as of November 30, 2011	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	25

Item 4.	Controls and Procedures	25
	PART II. – OTHER INFORMATION

Item 1	Legal Proceedings.	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities.	26

Item 3.	Defaults upon senior securities.	26

Item 4.	Submission of matters to a vote of security holders.	26

Item 5.	Other information	26

Item 6.	Exhibits	27

ITEM 1.      FINANCIAL STATEMENTS

XUN ENERGY, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
As of NOVEMBER 30, 2011 AND MAY 31, 2011
(Expressed in U.S. Dollars)

	November 30, 2011	May 31, 2011
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$-	$25,069
Other Current Assets	$-	$283
Total Current Assets	$-	$25,352
Fixed Assets:
Property, Plant and Equipment, net depletion	$2,393	$18,840
Total Fixed Assets	$2,393	$18,840
Other Assets:
Intangible Assets - Legal and Contractual
Rights	$2,613	$5,583
Trademarks	$20	$20
Incorporation Costs	$100	$100
Total Legal and Contractual	$2,733	$5,703
Total Intangible Assets	$2,733	$5,703
Other Long Term Assets
Bonds	$500	$500
Total Long Term Assets	$500	$500
Total Other Assets	$3,233	$6,203
Total Assets	$5,625	$50,395
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$695,051	$510,808
Loan payable	$65,520	$59,500
Loan payable - Related Party	$-	$25,000
Total Current Liabilities	$760,571	$595,308
Long Term Liabilities:
Notes - 3 Years and Less	$116,055	$115,737
Notes - 3 Years and Less Related Party	$9,410	$9,384
Total Long Term Liabilities	$125,465	$125,121
Total Liabilities	$886,036	$720,429
Stockholders' Equity (Deficit)
Preferred Stock, par value $0.0001, 50,000,000 shares authorized,
none issued and outstanding	$-	$-
Common Stock, par value $0.0001, 5,000,000,000 shares authorized,
312,538,500 and 312,501,000 shares issued and outstanding, respectively	$31,257	$31,250
Paid in Capital	$20,069	$14,308
Accumulated Deficit	$(931,737)	$(715,592)
Total Stockholders' Equity (Deficit)	$(880,411)	$(670,034)
Total Liabilities and Stockholders' Equity (Deficit)	$5,625	$50,395

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011, 2010 and CUMULATIVE FROM INCEPTION
(Unaudited)
(Expressed in U.S. dollars)

	For the three months ended November 30, 2011		For the three months ended November 30, 2010	For the six months ended November 30, 2011	For the six months ended November 30, 2010	December 20, 2007 (Inception) To November 30, 2011

Revenue
Revenue - Operations	$-		$-	$-	$-	$4,637
Total Revenue	$-		$-	$-	$-	$4,637

Cost of Goods Sold	$-		$-	$-	$-	$1,653
Gross Profit	$-		$-	$-	$-	$2,984

Expenses
General and Administrative	$95,046		$24,127	$196,099	$62,363	$911,382
Loss before income taxes	$(95,046)		$(24,127)	$(196,099)	$(62,363)	$(908,398)

Other income (expense)	$(19,872)		$(1,434)	$(20,046)	$(2,629)	$(23,339)

Provision for Income Taxes	$-	$		$-	$-	$-

Net (Loss)	$(114,919)		$(25,561)	$(216,145)	$(64,991)	$(931,737)

Basic and Diluted
(Loss) per Common Shares	a		a	a	a

Weighted Average
Number of Common Shares*1	312,568,500		510,450,615	312,552,393	510,433,213

a = Less than ($0.01) per share

*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The Accompanying Notes Are An Integral Part Of These Financial Statements

	XUN ENERGY, INC. AND SUBSIDIARIES
	(A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Expressed in U.S. dollars)

					Additional Paid in Capital	Deficit Accumulated During the Development Stage
	Common Stock						Total Equity
	Shares*1		Amount
Inception December 20, 2007	-		$-		$-	$-	$-
Common stock issued to Directors	400,000,000		$40,000		$(35,000)	$-	$5,000
For cash December 20, 2007
at 0.001 per share			-		-	-	-
Private placement closed on
March 31 at 0.04 per share	110,416,000		$11,042		$44,166	$-	$55,208
Net loss for the year		$		$		$(85)	$(85)
Balance, May 31, 2008	510,416,000		$51,042		$9,166	$(85)	$60,123
Net loss for the year		$		$		$(50,170)	$(50,170)
Balance, May 31, 2009	510,416,000		$51,042		$9,166	$(50,255)	$9,953
Net loss for the year		$		$		$(50,744)	$(50,744)
Balance, May 31, 2010	510,416,000		$51,042		$9,166	$(100,999)	$(40,791)
Common stock issued to Directors	37,500		$4		$3,296	$0	$3,300
For purchase of Accounts Receivable	1,259,000		$126		$62,824	$0	$62,950
For cash November 30, 2010	741,000		$74		$36,976	$0	$37,050
Common stock issued to Directors	37,500		$4		$5,946	$0	$5,950
Common stock issued to Consultant	10,000		$1		$1,099	$0	$1,100
Common stock retirement	(200,000,000)		$(20,000)		$(105,000)	$0	$(125,000)
Net loss for the period	0		$0		$0	$(614,592)	$(614,592)
Balance, May 31, 2011	312,501,000		$31,250		$14,308	$(715,592)	$(670,034)
Common stock issued to Directors	37,500		$4		$4,956	$0	$4,960
Common stock issued to Directors	30,000		$3		$805	$0	$808
Net loss for the period						$(216,145)	(216,145)
Balance, November 30, 2011	312,568,500		$31,257		$20,069	$(931,737)	$(880,411)
*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011, 2010 and CUMULATIVE FROM INCEPTION
(Unaudited)

	For the six months ended November 30, 2011	For the six months ended November 30, 2010	December 20, 2007 (Inception) to November 30, 2011

Operating Activities
Net (Loss)	$(216,145)	$(64,991)	$(931,737)
Adjustments to reconcile net loss to
net cash used by operating activities
Share based compensation	$5,768	$-	$16,118
Corporate Overhead allocated to Fixed Assets	$-	$-	$(2,322)
Depletion	$-	$-	$835
Accrued Interest on Notes 3 Years and Less	$345	$-	$466
Forfeited leases	$19,701	$-	$19,701
Changes in net assets and liabilities-
Accounts receivable and accrued receivables	$-	$(63,142)	$-
Accounts payable and accrued liabilities	$184,243	$4,737	$695,051
Net Cash Used By Operating Activities	$(6,088)	$(123,397)	$(201,888)

INVESTING ACTIVITIES
Purchase of Fixed Assets	$-	$-	$(17,637)
Purchase of Intangible Assets	$-	$-	$(5,703)
Purchase of Long Term Assets	$-	$-	$(500)
Net Cash Used By Investing Activities	$-	$-	$(23,839)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	$-	$103,300	$160,208
Repayment of loans	$(25,000)	$(21,000)	$(106,000)
Proceeds from loans	$6,020	$21,000	$171,520
Cash (Used)/Provided by Financing Activities	$(18,980)	$103,300	$225,728

Net Decrease in Cash	$(25,068)	$(20,097)	$0

Cash, Beginning of Period	$25,069	$22,386	$-

Cash, End of Period	$0	$2,289	$0

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$222

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Inventory - non cash capitalization	$-	$-	$283

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

NOTE 1.ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the state of Nevada on December 20, 2007 as Real Value Estates, Inc. On July 20, 2010, the Company changed its name to Xun Energy, Inc.

On February 7, 2011, the Company established two subsidiaries in the State of Kentucky.

The Company acquired three oil and gas leases in the State of Kentucky on February 28, 2011 and began production of oil on one of its leases. Subsequently, the Company acquired two additional oil and gas leases and forfeited two leases resulting in net three oil and gas leases as November 30, 2011.

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

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements of Xun Energy, Inc. as of November 30, 2011, and for the six months then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Xun Energy, Inc.’s consolidated financial position as of November 30, 2011, and the results of its consolidated operations and its cash flows for the six months ended November 30, 2011, and 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending May 31, 2012. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of May 31, 2011, filed with the SEC for additional information, including significant accounting policies.

INTERNATIONAL FINANCIAL REPORTING STANDARDS (IFRS)

The Company has adopted the International Financial Reporting Standards code of accounts. However, the Company’s consolidated statements are completed using USA GAAP.

EARNINGS PER SHARE

Basic earnings (loss) per share amount are computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. Shared based compensation commitments are not considered when calculating fully diluted earnings per share as the effect is anti-dilutive.

CASH EQUIVALENTS

The Company considers all liquid investments with maturity of six months or less when purchased to be cash equivalents.

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

RECLAMATION BONDS

Included in Other Assets as of November 30, 2011, is a Bond with the State of Kentucky for $500. The State of Kentucky requires a bond to be posted for each well should the Company fail to perform with the proper plugging and abandonment of any well. Bond deposits vary by the well depth.

10

NOTE 3. OTHER CURRENT ASSETS

The components of other current assets include the following:

Current Asset	Quantity	Cost	Fair Market Value – November 30, 2011
Inventory (Crude Oil)	31 barrels	$283	$2,819

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property and equipment consists of the following:

Asset Category	Capital Cost	Depletion	Allowance	Net Fixed Assets
Oil Wells	$2,393	$0.0	$0.0	$2,393

NOTE 5. FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities are reported at cost in the accompanying consolidated balance sheets. The carrying values of inventory are based on the depletion cost established by the Company. The following table provides a fair value measurement of the inventory at market value as of November 30, 2011.

Current Asset	Quantity	Cost	Fair Market Value – November 30, 2011
Inventory (Crude Oil)	31 barrels	$283	$2,819

NOTE 6. ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of November 30, 2011.

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 20, 2007) to November 30, 2011. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company issued an aggregate of 37,500 shares for the six months ending November 30, 2011 with an average price of $0.269 per share to the Executive and Board pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek and a Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch, refer to NOTE 20: EXECUTIVE AND BOARD COMPENSATION for additional detail.

Prior to June 1, 2011, our President, CEO and Director, Jerry G. Mikolajczyk, performed services for the Company on a consulting contract through a consulting agency, Comtax Services, Inc. (Comtax). From April 1, 2010 to February 28, 2011, Comtax charged a fixed monthly fee of $2,500, a minimum of 10 hours per month for Mr. Mikolajczyk, an aggregate of $27,500 for the 11 months for Mr. Mikolajczyk’s services to the Company. For the period March 1, 2011 to May 31, 2011, Comtax charged the Company an aggregate of $387,275 (1,106.5 hours) for the services of Mr. Mikolajczyk. The Company is indebted to Comtax an aggregate of $573,169 as of November 30, 2011 which consists of a loan payable - $65,450 (NOTE 14), trade payables $401,469 and Long Term Note Payable – Less than 3 years - $106,250. Comtax acquired the Long Term Notes Payable – Less than 3 years for $87,500 from our former President and CEO, Peter Matousek, NOTE 16, and $18,750 from two other shareholders. Comtax is the largest creditor to the Company comprising of 72.4% of the Company’s total liabilities.

Mr. Mikolajczyk was an officer of Comtax until his resignation on May 31, 2011 and terminated his consulting contract with Comtax as of May 31, 2011 prior to accepting his executive and director positions with the Company.

NOTE 9.  INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2012, 2011, 2010, 2009 and 2008, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset of approximately $326,108 (assuming a 35% effective tax rate) generated by the loss carry-forward has been fully reserved.

The Company files income tax returns in the United States and the state of Kentucky. All tax years are closed by expiration of the statute of limitations.

The Company did not identify any material uncertain tax positions on tax returns filed. The Company did not recognize any interest or penalties for unrecognized tax benefits.

NOTE 10.  NET OPERATING LOSSES

As of November 30, 2011, the Company has a net consolidated operating loss carry-forward of approximately $931,737, which will expire 20 years from the date the loss was incurred. Included in the net operating loss is the forfeiture of the Gross and Neely Leases, $19,701, whereby the Company failed to commence work on the oil and gas leases on or before June 30, 2011 and September 2, 2011, respectively.

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

On November 30, 2011, the Board of Directors of the Company approved the allocation of 4,000,000 of the 50,000,000 authorized Preferred Shares of the Company as Series A Preferred Shares with the following rights:

• Convertible to one hundred (100) common shares of the Company for each one (1) Series A Preferred Share
• Voting rights equal to one hundred (100) votes for each Series A Preferred Share

The consideration for one (1) Series A Preferred Share is set at $0.50.

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

The Company issued 1,259,000 common shares on November 30, 2010 for $62,950 for Accounts Receivable assignment, refer to

NOTE 12: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's consolidated results of operation and financial condition.

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

The Company entered into Oil and Gas Field Operations Agreement with Michael Grubb whereby Mr. Grubb will be paid $5,000 per month to provide his services exclusively as Manager of Field Operations for the Company’s wholly owned subsidiaries in its Oil and Gas operations in Kentucky. The term of the Oil and Gas Field Operations Agreement is for 6 months and was renewable by the Company. Mr. Grubb terminated the Oil and Gas Field Operations Agreement effective October 15, 2011.

The Company entered into a Management and Financial Service Agreement for Mr. Jerry G. Mikolajczyk for a 12-month period commencing on June 1, 2011 and ending May 31, 2012. Mr. Mikolajczyk is hired through a service company, and will be paid $120,000 in cash payments for the services of Mr. Mikolajczyk. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

The Company entered into a Management and Financial Service Agreement with Mr. Peter Matousek for a 12-month period commencing June 1, 2011 and ending May 31, 2012 whereby Mr. Matousek will be paid $90,000 in cash payments. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

NOTE 20: EXECUTIVE AND BOARD COMPENSATION

The Company entered into a Management and Financial Service Agreement with Mr. Peter Matousek for a 12-month period ending August 31, 2011 whereby Mr. Matousek was to be paid $30,000 in cash payments and 2,500 shares per month in stock of the Company. The stock was valued based on the average of the 5 trading day close price prior to each month end. The Management and Financial Service Agreement with Mr. Peter Matousek terminated on May 31, 2011 upon his resignation as the President and CEO of the Company.

The Company had Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Donald Lynch and Mr. Jerry G. Mikolajczyk which ended on August 31, 2011 whereby Mr. Matousek, Mr. Lynch and Mr. Mikolajczyk will be paid 5,000 shares per month in stock of the Company. The stock will be valued based on the average of the 5 trading day close price prior to each month end. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000. On August 31, 2011, directors Peter Matousek, Donald Lynch and Jerry G. Mikolajczyk termed out.

The Company entered into Board Member Compensation Agreements with Kevin M. Grapes and Jerry G. Mikolajczyk as directors of the Company for a term of one (1) year ending August 31, 2012. Both Mr. Grapes and Mr. Mikolajczyk will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses.

The table below represents the shares issued to the Board with the 5-Day Average Share Closing Price:

				Fiscal Year	5-Day		Par
	Shares		Total	Aggregate	Share		Value	Paid In
Month	Executive	Board	Shares	Shares	Average	Cost	$0.0001	Capital
June	-	15,000	15,000	15,000	$0.0500	$750.00	$1.50	$748.50
July	-	15,000	15,000	30,000	$0.0181	$271.50	$1.50	$270.00
August	-	15,000	15,000	45,000	$0.0127	$190.50	$1.50	$189.00
Quarter Total	-	45,000	45,000	-	-	$1,212.00	$4.50	$1,207.50
September	-	10,000	10,000	55,000	$0.0098	$98.00	$1.00	$97.00
October	-	10,000	10,000	65,000	$0.0050	$50.00	$1.00	$49.00
November	-	10,000	10,000	75,000	$0.0020	$20.00	$1.00	$19.00
Quarter Total	-	30,000	30,000	-	-	$168.00	$3.00	$165.00
Year Total	-	75,000	75,000	-	-	$1,380.00	$7.50	$1,372.50

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

NOTE 23: OFFER TO PURCHASE LITIGATION

On May 10, 2011, the Company accepted an Offer to Purchase from Lea Kennedy d/b/a LuxemBarings (“Purchaser”) to purchase $10 million of the Company’s common stock based on the average of 5 consecutive trading day’s close prior to date of closing. The Offer to Purchase was scheduled to close on or before June 24, 2011. The Purchaser failed to complete the transaction, after mutually agreed extensions of the closing date. The Company has retained legal counsel to take legal action against the Purchaser for failing to complete the purchase transaction and for damages to the Company as a result of the failure to complete the transaction. The Company has recognized losses, at cost, in the financial statements for the period ended November 30, 2011.

NOTE 24: EXECUTIVE AND BOARD CHANGES

On May 31, 2011, the Board of Directors of the Company appointed Jerry G. Mikolajczyk as a director of the Company for a three-month period ending  August 31, 2011 whereby Mr. Mikolajczyk will be paid 5,000 shares per month in stock of the Company. The stock will be valued based on the average of the 5 trading day close price prior to each month end. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

On May 31, 2011, Mr. Matousek, our President and CEO, advised that the roles and responsibilities are increasing for the Company and that Mr. Jerry G. Mikolajczyk, while as consultant to the Company, has been instrumental in developing and building the Company to its current status including funding and operations. Mr. Matousek advised that it is in the best interests for the Company and the Shareholders that Mr. Mikolajczyk have authority to continue developing the Company and have authority to make decisions at an Executive Level of the Company. Subsequently, Mr. Matousek resigned as President, CEO and CFO and the Company appointed Jerry G. Mikolajczyk as Interim President, CEO and CFO until a permanent President and CEO is recruited and a permanent CFO is recruited. The Company entered into a Management and Financial Service Agreement for Mr. Jerry G. Mikolajczyk for a 12-month period commencing on June 1, 2011 and ending May 31, 2012. Mr. Mikolajczyk is hired through a service company, and will be paid $120,000 in cash payments for the services of Mr. Mikolajczyk. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

The Company also appointed Mr. Peter Matousek as the Company’s Vice-President of Investor Relations. The Company entered into a Management and Financial Service Agreement with Mr. Peter Matousek for a 12-month period commencing June 1, 2011 and ending May 31, 2012 whereby Mr. Matousek will be paid $90,000 in cash payments. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

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

NOTE 25: SUBSEQUENT EVENT

On January 20, 2012, the Company assigned its Kentucky drilling permit for XUN002 on the forfeited Tillett Lease to Cook Oil Company, LLC. (COCL) in consideration of an override royalty of 2.5% of the value of all oil produced and removed under the permit and the net proceeds received by COCL from the sale of all gas and casing head gasoline produced and sold under the Permit. COCL is to commence operations on the permit before March 31, 2012.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2011 contains “forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify  forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

Subsequent Events:

On January 20, 2012, the Company assigned its Kentucky drilling permit for XUN002 on the forfeited Tillett Lease to Cook Oil Company, LLC. (COCL) in consideration of an override royalty of 2.5% of the value of all oil produced and removed under the permit and the net proceeds received by COCL from the sale of all gas and casing head gasoline produced and sold under the Permit. COCL is to commence operations on the permit before March 31, 2012.

Results Of Operations For The Six Months Ended November 30, 2011 and November 30, 2010 and from Inception (December 20, 2007) to November 30, 2011.

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

We have a limited operating history of oil and gas production and no proven reserves, small amount of production and negative cash flow. To date, we have had limited revenues and have not been able to generate sustainable positive earnings on a Company-wide basis. Our management cannot provide any assurances that the Company will ever operate profitably. As a result of our limited operating history, we are more susceptible to the numerous business, investment, and industry risks that have been described in Item 1A. Risk Factors of this Annual Report on Form 10-Q.

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

Included in the net operating loss is the forfeiture of the Gross and Neely Leases, $19,701, whereby the Company failed to commence work on the oil and gas leases on or before June 30, 2011 and September 2, 2011, respectively.

Comparison Of Results Of Operations For The Six Months Ended November 30, 2011 and November, 2010 and from Inception (December 20, 2007) to November 30, 2011.

Revenues

We generated no revenues for the six months ending November 30, 2011 and the six months ending November 30, 2010. Our operations to date have been financed by the sale of our common stock, third party loans and limited revenue. Operating expenses for the six months ended November 30, 2011and 2010 totalled $216,145 and $64,991. Our single largest expense to date has been professional fees totalling $192,302 and $51,823. Most of these expenses have been incurred in connection with maintaining our executive and operations staff while attempt to source funding for our workover program and for our regulatory filings with the Securities and Exchange. General and Administrative expenses, including professional fees, totalled $196,099 and $62,363 respectively.

For the six months ended November 30, 2011 and 2010 we had a net loss of ($216,145) and ($64,991).  Total losses since December 20, 2007 (“Inception”) were ($931,737).

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

The changes in our capital resources at November 30, 2011 compared with November 30, 2010 are:

	November 30, 2011	November 30, 2010	Increase (Decrease)	Percentage Change

Cash	$0	$2,289	$(2,289)	-100.00%
Current Assets	$0	$2,481	$(2,481)	-100.00%
Total Assets	$5,625	$2,481	$3,144	126.72%
Current Liabilities	$760,571	$7,913	$752,658	9,511.66%
Total Liabilities	$886,036	$67,913	$818,123	1,204.66%
Working Capital Deficit	$760,571	$5,624	$754,947	13,423.66%

Our working capital deficit increased by $754,947 from ($5,624) as of November 30, 2010 to ($760,571) as of November 30, 2011. This increase in the deficit was due to the amount of resources that was required to maintain our corporate and field staff and to complete all the necessary SEC filings.

Over the last six months, we expended our resources on attempting to raise funds for our workover well program and completing our fiscal year end consolidated statements and SEC filings. Our business is capital intensive. Our ability to grow is dependent upon favorably obtaining outside debt and capital and generating cash flows from operating activities necessary to fund our investment activities. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on successful development activities and our ability to seek and secure capital from external sources, should we be unable to achieve sustainable profitability this could cause any equity investment in the Company to become worthless.

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	November 30, 2011	November 30, 2010	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$(6,088)	$(123,397)	$117,308	-95.07%
Net cash provided by (used by) financing activities	$(18,980)	$103,300	$122,280	100.00%

Cash Flow Used in Operating activities:

Cash flow from operating activities is derived from changes in the balances of payables, or other non-oil property asset account balances. For the six months ended November 30, 2011, we had a negative cash flow from operating activities of $6,088, in comparison to a negative cash flow of $123,397 for the six months ended November 30, 2010. This change of $117,308 was the result of an increase in consulting and professional fees for our executive and operations staff resulting in an increase in our payables balance. Variations in cash flow from operating activities may affect our level of development (workover) expenditures. Our expenditures consist primarily of our General and Administrative (G&A) expenses, which consist of consulting and professional services, employee compensation, legal, accounting, travel and other G&A expenses, which we have incurred in order to address necessary organizational activities.

Cash Flow from Financing activities:

Cash flow from financing activities is derived from long-term liability account balances or in equity, account balances excluding retained earnings. Cash flow used by financing activities was $18,980 for the six months ended November 30, 2011. This is in comparison to $103,300 provided by financing activities for the six months ended November 30, 2010. The funds were used to retire a short term debt and for our G&A expenses. We anticipate it will be necessary to rely on additional funding from the debt financing and from capital markets in the current fiscal year.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of November 30, 2011, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of November 30, 2011, was effective.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

On May 10, 2011, the Company accepted an Offer to Purchase from Lea Kennedy d/b/a LuxemBarings (“Purchaser”) to purchase $10 million of the Company’s common stock based on the average of 5 consecutive trading day’s close prior to date of closing. The Offer to Purchase was scheduled to close on or before June 24, 2011. The Purchaser failed to complete the transaction, after mutually agreed extensions of the closing date. The Company has retained legal counsel to take legal action against the Purchaser for failing to complete the purchase transaction and for damages to the Company as a result of the failure to complete the transaction. The Company has recognized losses, at cost, in the financial statements for the period ended November 30, 2011.

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

The Company authorized and approved an aggregate of 75,000 shares for the six months ended November 30, 2011with an average price of $0.0184 per share to the Executive and Board pursuant to a Member Compensation Agreement with Mr. Peter Matousek, Mr. Donald Lynch, and Mr. Jerry G. Mikolajczyk refer to NOTE 20: EXECUTIVE AND BOARD COMPENSATION of the Notes to Consolidated Financial Statements within this 10-Q filing for additional detail. The Company issued 37,500 of the 75,000 shares to the Board on September 12, 2011.

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

XUN ENERGY, INC.

Date: January 23, 2011	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Executive Officer

Date: January 23, 2011	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Financial Officer

Endnotes