Form 10-Q/A
period 2011-11-30
Xun Energy, Inc.
filed 2012-03-26
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

Amendment No. 1

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.   Yes  [ ]   No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Small Reporting Company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  Yes [ ]   No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 312,568,500 shares of common stock are issued and outstanding as of January 23, 2011

XUN ENERGY, INC.

EXPLANATORY NOTE

Xun Energy, Inc. is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended November 30, 2011, filed with the U.S. Securities and Exchange Commission on January 23, 2012 to correct the disclosures in Item 4. with respect to the effectiveness of disclosure controls and procedures and the language in the certifications attached as Exhibits 31.1 and 31.2.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Item 9A. Controls and Procedures.

Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we evaluated, as of November 30, 2011, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

The Company authorized and approved an aggregate of 75,000 shares for the six months ended November 30, 2011 with an average price of $0.0184 per share to the Executive and Board pursuant to a Member Compensation Agreement with Mr. Peter Matousek, Mr. Donald Lynch, and Mr. Jerry G. Mikolajczyk refer to NOTE 20: EXECUTIVE AND BOARD COMPENSATION of the Notes to Consolidated Financial Statements within this 10-Q filing for additional detail. The Company issued 37,500 of the 75,000 shares to the Board on September 12, 2011.

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

XUN ENERGY, INC.

Date: March 26, 2012	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Executive Officer (principal executive officer)

Date: March 26, 2012	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Financial Officer (principal financial officer and principal accounting officer)

Endnotes