Form 10-Q
period 2012-02-29
Xun Energy, Inc.
filed 2012-04-20
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.   Yes  [X]   No  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 312,568,500 shares of common stock are issued and outstanding as of April 20, 2012.

XUN ENERGY, INC.

INDEX

PART I. – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets at February 29, 2012 (unaudited) and May 31, 2011 (audited)	3

	Consolidated Statement of Operations for the Three and Nine Months ended February 29, 2012 and February 28, 2011 and from Inception (December 20, 2007) to February 29, 2012	4

	Consolidated Statements of Stockholders Equity from Inception (December 20, 2007) to February 29, 2012	5

	Consolidated Statements of Cash Flows for the Nine Months Ended February 29, 2012 and February 28, 2011 and Cumulative since Inception to February 29, 2012(unaudited)	6

	Notes to Interim Consolidated Financial Statements as of February 29, 2012	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	18

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22

Item 4.	Controls and Procedures	22
	PART II. – OTHER INFORMATION

Item 1	Legal Proceedings.	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3.	Defaults Upon Senior Securities.	23

Item 4.	Mine Safety Disclosures.	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

ITEM 1.      FINANCIAL STATEMENTS

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
As of FEBRUARY 29, 2012 and MAY 31, 2011
(Expressed in U.S. dollars)

	February 29, 2012	May 31, 2011
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$179	$25,069
Other Current Assets	$-	$283
Total Current Assets	$179	$25,352
Fixed Assets:
Property, Plant and Equipment, net depletion	$2,393	$18,840
Total Fixed Assets	$2,393	$18,840
Other Assets:
Intangible Assets - Legal and Contractual
Rights	$432,713	$5,583
Trademarks	$20	$20
Incorporation Costs	$170	$100
Total Legal and Contractual	$432,903	$5,703
Total Intangible Assets	$432,903	$5,703
Other Long Term Assets
Bonds	$500	$500
Total Long Term Assets	$500	$500
Total Other Assets	$433,403	$6,203
Total Assets	$435,974	$50,395

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$818,957	$510,808
Loan payable	$496,095	$59,500
Loan payable - Related Party	$-	$25,000
Total Current Liabilities	$1,315,052	$595,308
Long Term Liabilities:
Notes - 3 Years and Less	$116,214	$115,737
Notes - 3 Years and Less Related Party	$9,423	$9,384
Total Long Term Liabilities	$125,637	$125,121
Total Liabilities	$1,440,689	$720,429
Stockholders' Equity (Deficit)
Preferred Stock, par value $0.0001, 50,000,000 shares authorized,
none issued and outstanding	$-	$-
Common Stock, par value $0.0001, 5,000,000,000 shares authorized,
312,568,500 and 312,501,000 shares issued and outstanding, respectively	$31,257	$31,250
Paid in Capital	$20,069	$14,308
Accumulated Deficit	$(1,056,041)	$(715,592)
Total Stockholders' Equity (Deficit)	$(1,004,715)	$(670,034)
Total Liabilities and Stockholders' Equity (Deficit)	$435,974	$50,395

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2012, AND FEBRUARY 28, 2011 and CUMULATIVE FROM INCEPTION
(Unaudited)
(Expressed in U.S. dollars)

	For the three months ended February 29, 2012	For the three months ended February 28, 2011	For the nine months ended February 29, 2012	For the nine months ended February 28, 2011	December 20, 2007 (Inception) To February 29, 2012

Revenue
Revenue - Operations	$-	$-	$-	$-	$4,637
Total Revenue	$-	$-	$-	$-	$4,637

Cost of Goods Sold	$-	$-	$-	$-	$1,653

Gross Profit	$-	$-	$-	$-	$2,984

Expenses
General and Administrative	$124,133	$66,512	$320,232	$128,874	$1,035,515
Loss before income taxes	$(124,133)	$(66,512)	$(320,232)	$(128,874)	$(1,032,531)

Other income (expense)	$(171)	$48	$(20,217)	$(2,580)	$(23,510)

Provision for Income Taxes	$-	$-	$-	$-	$-

Net (Loss)	$(124,304)	$(66,463)	$(340,450)	$(131,455)	$(1,056,041)

Basic and Diluted
(Loss) per Common Shares	a	a	a	a

Weighted Average
Number of Common Shares*1	312,557,743	512,472,583	312,557,743	511,105,533

a = Less than ($0.01) per share
*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Expressed in U.S. dollars)

					Additional Paid in Capital	Deficit Accumulated During the Development Stage
	Common Stock						Total Equity
	Shares*1		Amount
Inception December 20, 2007	-		$-		$-	$-	$-
Common stock issued to Directors	400,000,000		$40,000		$(35,000)	$-	$5,000
For cash December 20, 2007
at 0.001 per share			-		-	-	-
Private placement closed on
March 31 at 0.04 per share	110,416,000		$11,042		$44,166	$-	$55,208
Net loss for the year		$		$		$(85)	$(85)
Balance, May 31, 2008	510,416,000		$51,042		$9,166	$(85)	$60,123
Net loss for the year		$		$		$(50,170)	$(50,170)
Balance, May 31, 2009	510,416,000		$51,042		$9,166	$(50,255)	$9,953
Net loss for the year		$		$		$(50,744)	$(50,744)
Balance, May 31, 2010	510,416,000		$51,042		$9,166	$(100,999)	$(40,791)
Common stock issued to Directors	37,500		$4		$3,296	$0	$3,300
For purchase of Accounts Receivable	1,259,000		$126		$62,824	$0	$62,950
For cash November 30, 2010	741,000		$74		$36,976	$0	$37,050
Common stock issued to Directors	37,500		$4		$5,946	$0	$5,950
Common stock issued to Consultant	10,000		$1		$1,099	$0	$1,100
Common stock retirement	(200,000,000)		$(20,000)		$(105,000)	$0	$(125,000)
Net loss for the period	0		$0		$0	$(614,592)	$(614,592)
Balance, May 31, 2011	312,501,000		$31,250		$14,308	$(715,592)	$(670,034)
Common stock issued to Directors	37,500		$4		$4,956	$0	$4,960
Common stock issued to Directors	30,000		$3		$805	$0	$808
Net loss for the period						$(340,450)	(340,450)
Balance, February 29, 2012	312,568,500		$31,257		$20,069	$(1,056,041)	$(1,004,715)
*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012, AND FEBRUARY 28, 2011 and CUMULATIVE FROM INCEPTION
(Unaudited)

	For the nine months ended February 29, 2012	For the nine months ended February 28, 2011	December 20, 2007 (Inception) to February 29, 2012

Operating Activities
Net (Loss)	$(340,450)	$(131,455)	$(1,056,041)
Adjustments to reconcile net loss to
net cash used by operating activities
Share based compensation	$5,768	$10,350	$16,118
Corporate Overhead allocated to Fixed Assets	$-	$-	$(2,322)
Depletion	$-	$-	$835
Accrued Interest on Notes 3 Years and Less	$516	$-	$637
Forfeited leases	$19,701	$-	$19,701
Changes in net assets and liabilities-
Accounts receivable and accrued receivables	$-	$(192)	$-
Accounts payable and accrued liabilities	$308,150	$31,167	$818,957
Net Cash Used By Operating Activities	$(6,315)	$(90,129)	$(202,115)

INVESTING ACTIVITIES
Purchase of Fixed Assets	$-	$-	$(17,637)
Purchase of Intangible Assets	$(430,170)	$(4,603)	$(435,873)
Purchase of Long Term Assets	$-	$-	$(500)
Net Cash Used By Investing Activities	$(430,170)	$(4,603.00)	$(454,009)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	$-	$100,000	$160,208
Repayment of loans	$(25,000)	$(81,000)	$(106,000)
Proceeds from loans	$436,595	$55,300	$602,095
Cash Provided by Financing Activities	$411,595	$74,300	$656,303

Net Increase in Cash	$(24,890)	$(20,432)	$179

Cash, Beginning of Period	$25,069	$22,386	$-

Cash, End of Period	$179	$1,954	$179

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$222

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Inventory - non cash capitalization	$-	$-	$283

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 1.ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the state of Nevada on December 20, 2007 as Real Value Estates, Inc. On July 20, 2010, the Company changed its name to Xun Energy, Inc.

On February 7, 2011, the Company established two subsidiaries in the State of Kentucky.

The Company acquired three oil and gas leases in the State of Kentucky on February 28, 2011 and began production of oil on one of its leases. Subsequently, the Company acquired two additional oil and gas leases and forfeited two leases resulting in net three oil and gas leases as February 29, 2012.

On April 18, 2011, the Company filed a Form 8-k with the SEC disclosing that the Company is no longer a shell and has completed a workover program on one of its wells.

On February 6, 2012, the Company established a subsidiary in the State of Florida.

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

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Xun Energy, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements are presented in accordance with the accounting principles generally accepted in the United States (USA GAAP).

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements of Xun Energy, Inc. as of February 29, 2012, and for the nine months then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Xun Energy, Inc.’s consolidated financial position as of February 29, 2012, and the results of its consolidated operations and its cash flows for the nine months ended February 29, 2012, and February 28, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending May 31, 2012. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of May 31, 2011, filed with the SEC for additional information, including significant accounting policies.

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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with USA GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates, and changes in these estimates are recorded when known. Significant items subject to such estimates and assumptions include the following:

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

Depletion is charged for each barrel of oil equivalent until the oil or gas well is no longer deemed economical for production of oil or gas. An over recovery of depletion by the Company may result from oil and gas wells producing more than 5,475 barrels of oil equivalent on workover wells. The over-recovery will be charged to income on a quarterly basis after the Company reviews the over-recovery and deducts an allowance for remediation, well capping and abandonment and future maintenance or workover costs.

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

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company’s financial instruments, consisting of accounts payable, accrued liabilities, promissory notes and long-term notes approximate their fair value due to the short-term and long term obligations maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial statements.

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

RECLAMATION BONDS

Included in Other Assets as of February 29, 2012, is a Bond with the State of Kentucky for $500. The State of Kentucky requires a bond to be posted for each well should the Company fail to perform with the proper plugging and abandonment of any well. Bond deposits vary by the well depth.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property and equipment consists of the following:

Asset Category	Capital Cost	Depletion	Allowance	Net Fixed Assets
Oil Wells	$2,393	$0.0	$0.0	$2,393

NOTE 4. ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of February 29, 2012.

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 20, 2007) to February 29, 2012. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts. There is no guarantee that the Company will be successful generating profits from its oil and gas operations.

NOTE 6.   RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On December 20, 2007, pursuant to the terms of a subscription agreement, the Company sold 80,000,000 (post forward split) shares of its common stock to Ms. Marina Karpilovski, the Company's former President and a director, for cash payment to the Company of $1,000. The Company believes this issuance was exempt from registration under Regulation S of the Securities Act of 1933 (the Securities Act), as no advertising or general solicitation was employed in offering the securities, the offering and sale was made only to Ms. Karpilovski who is a non-U.S. citizen, and transfer was restricted by the Company in accordance with the requirements of the Securities Act.

On December 20, 2007 pursuant to the terms of a subscription agreement, the Company sold 320,000,000 (post forward split) shares of its common stock to Mr. Michael Zazkis, the Company's former Secretary, Treasurer, and a director, for cash payment to the Company of $4,000. The Company believes this issuance was exempt from registration under Regulation S of the Securities Act of 1933 (the Securities Act), as no advertising or general solicitation was employed in offering the securities, the offering and sale was made only to Mr. Zazkis who is a non-U.S. citizen, and transfer was restricted by the Company in accordance with the requirements of the Securities Act.

On March 28, 2011, the Company entered into Redemption Agreement with Peter Matousek, the Company’s president and director, which provides in part for the Company to redeem from Mr. Matousek 140 million shares of the Company’s common stock at a price of $87,500 or $0.000625 per share. On May 31, 2011, Mr. Matousek assigned the Note Payable to Comtax Services, Inc.

The Company issued an aggregate of 30,000 shares for the nine months ending February 29, 2012 with an average price of $0.269 per share to management and the board pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek and a Board Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch, refer to NOTE 18: EXECUTIVE AND BOARD COMPENSATION for additional detail.

Prior to June 1, 2011, the Company's President, CEO and Director, Jerry G. Mikolajczyk, performed services for the Company pursuant to a consulting contract through a consulting agency, Comtax Services, Inc. ("Comtax"). From April 1, 2010 to February 28, 2011, Comtax charged a fixed monthly fee of $2,500, a minimum of 10 hours per month for Mr. Mikolajczyk, an aggregate of $27,500 for the 11 months for Mr. Mikolajczyk’s services to the Company. For the period March 1, 2011 to May 31, 2011, Comtax charged the Company an aggregate of $387,275 (1,106.5 hours) for the services of Mr. Mikolajczyk. The Company is indebted to Comtax in the  aggregate amount of $737,086 as of February 29, 2012 which consists of loans payable - $196,095, (refer to  NOTE 12), trade payables $434,741 and Long Term Note Payable – Less than 3 years - $106,250. Comtax acquired the Long Term Notes Payable – Less than 3 years for $87,500 from the Company's former President and CEO, Peter Matousek, (refer to  NOTE 14), and for $18,750 from two other shareholders. Comtax is the largest creditor to the Company comprising of 51.2% of the Company’s total liabilities.

Mr. Mikolajczyk was an officer of Comtax until his resignation on May 31, 2011 and terminated his consulting contract with Comtax as of May 31, 2011 prior to accepting his executive and director positions with the Company.

NOTE 7.  INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2012, 2011, 2010, 2009 and 2008, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset of approximately $369,615 (assuming a 35% effective tax rate) generated by the loss carry-forward has been fully reserved.

The Company files income tax returns in the United States and the state of Kentucky. All tax years are closed by expiration of the statute of limitations.

The Company did not identify any material uncertain tax positions on tax returns filed. The Company did not recognize any interest or penalties for unrecognized tax benefits.

NOTE 8.  NET OPERATING LOSSES

As of February 29, 2012, the Company has a net consolidated operating loss carry-forward of approximately $1,056,041, which will expire 20 years from the date the loss was incurred. Included in the net operating loss is the forfeiture of the Gross and Neely Leases in the amount of $19,701, as a result of the Company's failure to commence work on the oil and gas leases on or before June 30, 2011 and September 2, 2011, respectively.

NOTE 9. STOCKHOLDERS’ EQUITY

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

On July 20, 2010, the Company filed a Certificate of Amendment to the Company’s certificate of incorporation with the Nevada Secretary of State, which increased the Company’s authorization to issue 5,000,000,000 shares of $0.0001 par value common stock, refer to NOTE 16: CORPORATE ACTION.

On November 30, 2011, the Board of Directors of the Company approved the allocation of 4,000,000 of the 50,000,000 authorized Preferred Shares of the Company as Series A Preferred Shares with the following rights:

• Convertible to 100 common stock shares of the Company for each one Series A Preferred Share
• Voting rights equal to 100 votes for each Series A Preferred Share

The consideration for one Series A Preferred Share is set at $0.50.

ISSUED AND OUTSTANDING

On December 20, 2007, the Company issued 400,000,000 (post forward split) common stock shares to its Directors for $5,000.

Since inception (December 20, 2007) to November 30, 2009, the Company accepted subscriptions for 110,416,000 (post forward split) common stock shares from 37 investors under a private placement which closed on March 31, 2008. The private placement was not subject to any minimum investment and was priced at $0.0005 per share (post forward split). The Company accepted the subscriptions on various dates throughout the year.

The Company issued 1,259,000 common shares on November 30, 2010 for $62,950 for Accounts Receivable assignment, refer to NOTE 19: ACCOUNTS RECEIVABLE PURCHASE.

The Company issued 741,000 common shares on November 30, 2010 for $37,050 cash in a negotiated transaction with an investor to fund the ongoing operations of the Company.

The Company issued 10,000 common shares on February 28, 2011 for $1,100 pursuant to an Oil and Gas Field Operations Services agreement with the Company.

The Company redeemed on March 28, 2011, 140 million shares of the Company’s common stock at a price of $87,500 or $0.000625 per share from Peter Matousek, the Company’s president and director, at the time. Also on March 28, 2011, the Company redeemed 60 million shares of the Company’s common stock from four shareholders at a price of $37,500 or $0.000625 per share. With the redemption of the 200 million common stock shares, the Company reduced its issued and outstanding shares to 312,501,000 common stock shares as of March 28, 2011.

The Company authorized and approved the issuance of an aggregate of 112,500 common stock shares for the fiscal year ending May 31, 2011 with an average price of $0.1263 per share to management and the board pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek and a Board Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch. During the fiscal year ending May 31, 2011, the Company issued 75,000 of the 112,500 common stock shares to the management and the board with the remaining 37,500 common stock shares issued on June 6, 2011.

The Company authorized and approved an aggregate of 105,000 common stock shares for the nine months ended February 29, 2012 with an average price of $0.0231 per share to the management and the board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Donald Lynch, Mr. Jerry G. Mikolajczyk and Mr. Kevin M. Grapes, refer to NOTE 18: EXECUTIVE AND BOARD COMPENSATION for additional detail. The Company issued 30,000 of the 105,000 common stock shares to the board on September 12, 2011.

NOTE 10: RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 11: CHANGE OF CONTROL

On February 9, 2010 certain shareholders sold and transferred an aggregate of 400,000,000 (post forward split) shares of ccommon stock representing approximately 78.37% of the issued and outstanding shares of the Company to certain buyers, at $0.000625 per share, post forward split, for an aggregate purchase price of $250,000. Such transaction is hereinafter referred to as the “Takeover”.

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

In connection with the Takeover, there was a change in the majority of the Company’s Board of Directors. Upon the consummation of the Takeover, Marina Karpilovski President and Director, and Michael Zazkis, Secretary, Treasurer & Director resigned and Mr. Donald Lynch was appointed as Director and Executive Officer of the Company and Mr. Mr. Peter Matousek was appointed as Director and Executive Officer of the Company.

On May 31, 2011, Mr. Jerry G. Mikolajczyk, the Company's President, CEO and Director, acquired 180,000,000 common stock shares of the Company from Mr. Peter Matousek, former President, CEO and Director of the Company. The acquisition by Mr. Mikolajczyk gave him control of 57.6% of the issued and outstanding shares of the Company. Subsequent to May 31, 2011, Mr. Mikolajczyk acquired additional shares directly and indirectly in the Company. As of Mr. Mikolajczyk’s last Form 4 filed with the SEC on February 3, 2012, he is beneficial owner of 190,515,521or 61%, of the issued and outstanding shares of the Company.

NOTE 12: LOAN PAYABLE

The Company had a loan in the amount of $60,000, which consisted of two unsecured Promissory Notes, which accrued interest at 8% per annum with Global Power and Water Industries, Inc. ("GPWI"). On November 30, 2010, the Company acquired from a third party shareholder the Accounts Receivable of $147,965, discounted, from GPWI, the Promissory Notes holder. The Company offset the Promissory Notes against the Accounts Receivable purchased, pursuant to a successful civil action by the seller of the Accounts Receivable. Refer to NOTE 19: ACCOUNTS RECEIVABLE PURCHASE for additional detail.

The Company has non-interest bearing loans in the amount of $196,095 with Comtax. The loans from Comtax have been provided to the Company as working capital. Comtax is a shareholder of the Company with a stock  position of 3.58% in the Company.

The Company has two Promissory Notes, one for $100,000 and the second for $200,000, with Altmann Revocable Living Trust, Rlt. ("Altmann"), totaling $300,000 due on or before May 14, 2012 with interest calculated at 8%. The $200,000 Promissory Note is subject to verification of bank deposits, cancelled checks or other reasonable evidence of funds from Altmann . advanced to or for the benefit of Borrower (Crockett Energy Corporation) prior to the date of the Promissory Note, February 14, 2012. The verification relates to funds used for the benefit of the acquisition costs of the West Crockett Oil and Gas leases by Crockett Energy Corporation ("CEC"). The Company entered into a Purchase Agreement with Altmann on February13, 2012 for the acquisition of 100% of Altmann's interest in CEC, refer to NOTE 23, AQUISITION OF CROCKETT ENERGY CORPORATION, which resulted in a negotiated assumption by the Company of the loans that CEC had with Altmann.

NOTE 13: LOAN PAYABLE – RELATED PARTY

The Company had a non-interest bearing loan in the amount of $25,000 from Jerry G. Mikolajczyk, the Company's President, CEO, and Director on May 31, 2011. The loan was due on July 10, 2011, but was extended to July 29, 2011. The $25,000 was provided to the Company on May 10, 2011, and deposited into an Escrow Account for the purpose of facilitating an Offer to Purchase dated May 10, 2011 with Lea Kennedy d/b/a LuxemBarings. The $25,000 was returned to the Company from the Escrow Agent on July 27, 2011 and paid back to Mr. Mikolajczyk on July 29, 2011.

NOTE 14: LONG TERM LIABILITIES – NOTES – 3 YEARS AND LESS

On March 28, 2011, the Company entered into a Redemption Agreement with Peter Matousek, the Company’s President and Director, which provides in part for the Company to redeem from Mr. Matousek a total of 140 million shares of the Company’s common stock at a price of $87,500, or $0.000625 per share. On May 31, 2011, Mr. Matousek assigned his Note Payable issued under the Redemption Agreement to Comtax.

Also on March 28, 2011, the Company entered into similar redemption agreements with four other shareholders, which in total provide for the redemption of 60 million shares of the Company’s common stock at a purchase price $37,500, or $0.000625 per share.

The terms of the stock redemption agreement is a non-callable 3-year note. The principal will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until the maturity date of March 31, 2014

NOTE 15: LONG TERM LIABILITIES – NOTES – 3 YEARS AND LESS – RELATED PARTY

The Company's President, CEO and Director, Mr. Jerry G. Mikolajczyk, acquired a Note Payable issued by the Company in the amount of $9,375 from one of its shareholders on July 15, 2011. The principal, $9,375, will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until the maturity date of March 31, 2014

NOTE 16: CORPORATE ACTION

A Certificate of Amendment to the Certificate of Incorporation (Certificate of Amendment) was authorized and approved by the Company’s Board of Directors and a majority of its shareholders on May 15, 2010 and provided for:

•

A change in the Company's name from Real Value Estates, Inc. to Xun Energy, Inc.;

•

Increase the number of authorized shares of its common stock from 100 million shares, $0.0001 par value, to 5 billion shares of common stock, $0.0001 par value; and

•

An 80:1 forward split of the Company’s issued and outstanding common stock.

On July 20, 2010, the Company filed the Certificate of Amendment with the Nevada Secretary of State.

On August 3, 2010, the corporate action became effective whereby the 6,380,200 issued and authorized shares of common stock were forward split resulting in 510,416,000 issued and outstanding shares of common stock.

NOTE 17: COMMITMENTS

The Company entered in a Management and Financial Service Agreement with Mr. Wayne St. Cyr as the Executive Vice President, Marketing and Strategic Development on December 21, 2010 for a ten day period ending December 31, 2010 which was extended for a 12 month term to December 31, 2011, whereby the Executive Vice President, Marketing and Strategic Development is paid $10,000 per month.

The Company entered into a Management and Financial Service Agreement for Mr. Jerry G. Mikolajczyk for a 12-month period commencing on June 1, 2011 and ending May 31, 2012. Mr. Mikolajczyk was hired through a service company which will be paid $120,000 in exchange for the services of Mr. Mikolajczyk. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or if the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

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

NOTE 18: EXECUTIVE AND BOARD COMPENSATION

The Company entered into Board Member Compensation Agreements with Kevin M. Grapes and Jerry G. Mikolajczyk as directors of the Company for a term of one year ending August 31, 2012. Both Mr. Grapes and Mr. Mikolajczyk will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement as Director of the Company except for third party or travel expenses.

The Company authorized and approved the issuance of an aggregate of 105,000 shares for the nine months ended February 29, 2012 with an average price of $0.0231 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Donald Lynch, Mr. Jerry G. Mikolajczyk and Mr. Kevin M. Grapes. The Company issued 30,000 of the 105,000 shares to the Board as of February 29, 2012.

The table below represents the shares issued to the Board with the 5-Day Average Share Closing Price:

				Fiscal Year	5-Day		Par
	Shares		Total	Aggregate	Share		Value	Paid In
Month	Executive	Board	Shares	Shares	Average	Cost	$0.0001	Capital
June	-	15,000	15,000	15,000	$0.0500	$750.00	$1.50	$748.50
July	-	15,000	15,000	30,000	$0.0181	$271.50	$1.50	$270.00
August	-	15,000	15,000	45,000	$0.0127	$190.50	$1.50	$189.00
Quarter Total	-	45,000	45,000	-	-	$1,212.00	$4.50	$1,207.50
September	-	10,000	10,000	55,000	$0.0098	$98.00	$1.00	$97.00
October	-	10,000	10,000	65,000	$0.0050	$50.00	$1.00	$49.00
November	-	10,000	10,000	75,000	$0.0020	$20.00	$1.00	$19.00
Quarter Total	-	30,000	30,000	-	-	$168.00	$3.00	$165.00
December	-	10,000	10,000	85,000	$0.0055	$55.00	$1.00	$54.00
January	-	10,000	10,000	95,000	$0.0113	$113.00	$1.00	$112.00
February	-	10,000	10,000	105,000	$0.0879	$879.00	$1.00	$878.00
Quarter Total	-	30,000	30,000	-	-	$1,047.00	$3.00	$1,044.00
Year Total	-	105,000	105,000	-	-	$2,427.00	$10.50	$2,416.50

NOTE 19: ACCOUNTS RECEIVABLE PURCHASE

The Company, on November 30, 2010, entered into an Accounts Receivable Assignment (the Assignment) with Comtax Services Inc. (“Comtax”) whereby Comtax assigned to the Company $147,965 in accounts receivable due Comtax from Global Power and Water Industries, Inc. ("GPWI")  in consideration for 1,259,000 common shares of the Company at a share price of $.05 for a total of $62,950. The $62,950 equals the monies owed by the Company to GPWI in the form of Promissory Notes and interest due in March 2011 and April 2011 discussed in NOTE 12.

Since entering the Assignment, Comtax has filed a civil action on December 16, 2010, Case Number 05-2010-CA-064575, with the County of Brevard, in the State of Florida, seeking judgment against GPWI for $147,965 plus interest, costs and other relief this court deems just and proper. On January 22, 2011, Comtax was awarded a Clerk of Courts default judgment, Brevard County, Florida. On April 12, 2011, Judge Tanya B. Rainwater of the Circuit Court of the 18th Judicial Circuit, Brevard County, Florida, granted final judgment in favour of Comtax for $151,269.41 against GPWI.

The Company used the Comtax Accounts Receivable of $62,950 from GPWI and offset it against the Promissory Notes and interest payable by the Company to GPWI of $62,950, netting each other out and providing a cash flow saving of $62,950 to the Company.

NOTE 20: TERMINATED LETTER OF INTENT

On December 9, 2010, the Company executed a Letter of Intent with Global Energy Acquisitions, LLC ("GEA") which provided in part for the Company to acquire from GEA a 51% gross royalty interest in up to 500 producing oil wells in Kentucky. Closing of the transaction was subject to completion by each party of their own due diligence and the negotiation and execution of a definitive agreement.

After further review, GEA elected to terminate the Letter of Intent and neither party will be under any contractual obligation to the other with respect to closing the transaction. However, the Company remains subject to certain provisions of the Letter of Intent following its termination including, but not limited to the binding conditions of the Letter of Intent until January 31, 2012.

NOTE 21: OFFER TO PURCHASE LITIGATION

On May 10, 2011, the Company accepted an Offer to Purchase from Lea Kennedy d/b/a LuxemBarings ("Purchaser") to purchase $10 million of the Company’s common stock based on the average of five consecutive trading day’s close prior to date of closing (Offer to Purchase). The Offer to Purchase was scheduled to close on or before June 24, 2011. The Purchaser failed to complete the transaction, after mutually agreed extensions of the closing date. The Company has retained legal counsel to take legal action against the Purchaser for failing to complete the purchase transaction and for damages to the Company as a result of the failure to complete the transaction. The Company has recognized losses, at cost, in the financial statements for the period ended February 29, 2012.

NOTE 22: EXECUTIVE AND BOARD CHANGES

On May 31, 2011, the Board of Directors of the Company appointed Jerry G. Mikolajczyk as a director of the Company for a three-month period ending  August 31, 2011 whereby Mr. Mikolajczyk will be paid 5,000 shares per month in common stock of the Company. The stock will be valued based on the average of the five trading day close price prior to each month end. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or if the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

On May 31, 2011, Mr. Matousek, the Company's President and CEO, advised that the roles and responsibilities are increasing for the Company and that Mr. Jerry G. Mikolajczyk, while as consultant to the Company, has been instrumental in developing and building the Company to its current status including funding and operations. Mr. Matousek advised that it is in the best interests for the Company and the Shareholders that Mr. Mikolajczyk have authority to continue developing the Company and have authority to make decisions at an Executive Level of the Company. Subsequently, Mr. Matousek resigned as President, CEO and CFO and the Company appointed Jerry G. Mikolajczyk as Interim President, CEO and CFO until a permanent President and CEO is recruited and a permanent CFO is recruited. The Company entered into a Management and Financial Service Agreement for Mr. Jerry G. Mikolajczyk for a 12-month period commencing on June 1, 2011 and ending May 31, 2012. Mr. Mikolajczyk is hired through a service company, and will be paid $120,000 in exchange for the services of Mr. Mikolajczyk. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or if the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

The Company appointed Mr. Peter Matousek as the Company’s Vice-President of Investor Relations. The Company entered into a Management and Financial Service Agreement with Mr. Peter Matousek for a 12-month period commencing June 1, 2011 and ending May 31, 2012 whereby Mr. Matousek will be paid $90,000. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or if the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

On August 31, 2011, directors Peter Matousek, Donald Lynch and Jerry G. Mikolajczyk termed out. On September 1, 2011, the Company obtained the written consent of the stockholders holding a majority, 86.51%, of the outstanding voting rights of the Company (the Consent) to appoint Kevin M. Grapes and Jerry G. Mikolajczyk as directors of the Company for a term of one year ending August 31, 2012. Both Mr. Grapes and Mr. Mikolajczyk will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the five trading day close price prior to each month end. This amount includes all costs related to their engagement as directors of the Company except third party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or if the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

NOTE 23: AQUISITION OF CROCKETT ENERGY CORPORATION

On February 13, 2012, the Company entered into an agreement, Bill of Sale - ALRT, which provides in part, for the Company to acquire from Altmann Revocable Living Trust, RLT ("Altmann") 100% of all of its rights, title and interest in Common Voting Shares of Crockett Energy Corporation ("CEC") in exchange for 45 million Units of the Company at a purchase price of  $2,250,000.

A unit is defined as one common voting share and one warrant to purchase a common share of the Company. The Company's warrants in this transaction shall entitle Altmann the right to acquire one common voting share of the Company at the following exercise prices based on the following time periods:

• Exercise price of $ .50 per share prior to Nov 30, 2012;
• Exercise price of $1.00 per share prior to May 31, 2013;
• Exercise price of $2.00 per share prior to May 31, 2014;
• Exercise price of $2.00 per share prior to May 31, 2014;
• Exercise price of $3.00 per share prior to May 31, 2015;
• Exercise price of $4.00 per share prior to May 31, 2016.

On February 14, 2012, the Company entered into an agreement, Bill of Sale - Mikolajczyk, which provides in part, for the Company to acquire from Jerry G. Mikolajczyk,  the Company's President, CEO and Director, 100% of all of his rights, title and interest in Common Voting Shares of CEC for $1.00.

Closing of the transaction is subject to the satisfaction of conditions precedent, including but not limited to, CEC acquiring the producing West Crockett Oil and Gas leases based in Crockett County, Texas with a total acreage of 2,320.5 acres, more or less, with 100% Working Interest, 75% Net Revenue Interest and CEC, as a minimum, securing financing of $5 million to complete a 10 well drilling and development program on the West Crockett Oil and Gas Leases.

CEC, incorporated in Wyoming on November 14, 2011, is in the business of exploring, developing, operating, and investing in, acquiring, selling, managing and drilling oil and gas properties. CEC has limited assets, which includes a Purchase and Sales Agreement ("PSA"), entered into on January 31, 2012, between CEC and Edwin S. Nichols, Thad Purcell, Barry L. Benton, Vesta, LP, Sean Sassin, Renee Sassin, James C. Gibson, and Susan G. Godwin (collectively, Seller)  and  Edwin S. Nichols Exploration, Inc. ("Operator"), which provides in part, for the Company to acquire Seller’s rights, title and interests  in and to the oil, gas and mineral leases covering the James T Padgitt Lease, (Texas RRC lease # 332) containing 596 acres of land, more or less; the Clara Couch “H” Lease, (Texas RRC lease # 326) containing 80 acres of land, more or less; the Clara Couch “B” Lease, (Texas RRC # 325) containing 542 acres of land, more or less; Jeff Owens Fee Lease, (Texas RRC # 331) containing 462.5 acres of land, more or less; the J. W. Owens “D” Lease, (Texas RRC lease # 330) containing 160 acres of land, more or less and the J. W. Owens Lease, (Texas RRC lease # 329) containing 480 acres of land, more or less, all lands being located in Crockett County, Texas, without limitation, interests in oil, gas and/or mineral leases covering any part of the lands, production payments, and net profits interests in any part of the lands or leases, and other leasehold interests in oil, gas and other minerals in any part of the lands.  The PSA required CEC to provide a none refundable deposit of $250,000 in addition to the $25,000 paid by CEC to the Seller as the initial deposit required by the Letter of Intent between CEC and Seller. CEC has fulfilled its obligation in providing the non-refundable deposit, which will be applied to the purchase price of $17 million, on closing scheduled for on or before April 30, 2012. Funding for the Closing is being arranged by the Company, through its wholly owned subsidiary, Xun Oil Corporation.

There can be no assurance that the proposed transaction will close.

 NOTE 24: COMMERCIAL LOAN OFFER

On February 20, 2012, Xun Oil Corporation, a wholly owned subsidiary of the Company, entered into an agreement, Commercial Loan Offer, which provides in part, for the Company to receive from PRIVATE COLLATERAL LENDERS CORP. ("PCLC") $33,000,000 in financing for the acquisition of the West Crockett Oil and Gas Leases ("West Crockett") and the future development of West Crockett.

The commercial loan terms are:

• Principal Amount: $33,000,000 .
• $20,000,000 Senior Debt. + $13,000,000 Subordinate for future development.
• Interest Rate on Senior Debt: 6%
• Interest Rate on Subordinate: 6%
• Payment Amount: $1,200,000 (Interest Reserve).
• Payment Frequency: Prepaid for One Full Year
• Date of First Regular Payment: One Year from Closing.
• Final Interest Adjustment Date: April 30, 2012.
• Term – Last Payment Date: 12 Months from First Draw.
• Term in Months: 12 (automatically renewable - same interest)
• Amortization in Months: 300
• Origination Fee: 3 % of the Gross Financing payable at draw down. This amount shall be deducted from Gross Proceeds at Times of Disbursal.

Closing of the transaction is subject to the satisfaction of conditions precedent, including but not limited to: (i) property and public liability insurance including all risk insurance (with extended coverage endorsement) on the Company’s real and personal property as required including lands, buildings, equipment and inventory in amounts and from an insurer acceptable to PCLC showing PCLC as low payee or mortgagee by way of standard mortgage endorsement, (ii) a refundable by guarantee Commercial Loan Underwriting Fee to PCLC of $360,000 CDN, (iii) confirmation that all Federal Revenue Agency accounts of the Company are current, (iv)  evidence that all business taxes are paid to date, and (v) documentation to include, but not limited, to the following:

• Professional evaluation showing full debt-service capacity of wells. (Security).
• Résumé of evaluator of Crockett (Texas) oilfields property.
• Stock ownership documentation.
• Assignment letter from the owner of said properties.
• Development plan. (Business Plan)
• Résumés of principals
• Final approval by PCLC’s lawyer and underwriter of all documents presented to PCLC by the Company.

The closing date is anticipated to be on or before April 30, 2012. There can be no assurance that the proposed transaction will close.

NOTE 25: SUBSEQUENT EVENTS

On March 5, 2012, the Company terminated the assignment of its Kentucky drilling permit for XUN002 whereby the Company assigned its Kentucky drilling permit, on January 20, 2012 for XUN002 on the forfeited Tillett Lease to Cook Oil Company, LLC. ("COCL") in consideration of an override royalty of 2.5% of the value of all oil produced and removed under the permit and the net proceeds received by COCL from the sale of all gas and casing head gasoline produced and sold under the Permit.

On March 13, 2012, CEC agreed to assign 100% of the Purchase and Sale Agreement ("PSA"), dated January 31, 2012, between CEC and Edwin S. Nichols, Thad Purcell, Barry L. Benton, Vesta, LP, a Texas limited partnership, Sean Sassin, Renee Sassin, James C. Gibson, and Susan G. Godwin to Xun Oil Corporation and Xun Oil Corporation agreed to assume all obligations of the PSA.

There can be no assurance that the proposed transaction will close.

On April 12, 2012, the  Company entered into a twenty-four month agreement with Charles Morgan Securities Inc. ("CMS") pursuant to which CMS will provide consulting services in connection with the Company’s business affairs and assist the Company in raising capital. In consideration of the services to be provided by CMS, the Company will pay CMS an engagement fee of $25,000 plus eighteen million shares of the Company 14 days after execution of the agreement and will pay CMS a fee of $60,000 over twelve months.

There can be no assurance that CMS will be successful in completing a capital raise for the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis (“MD&A”) is management’s assessment of the historical financial and operating results of the Company during the period covered by the financial statements. This MD&A should be read in conjunction with the audited consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012 contains “forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify  forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

 In March 2010, the Company entered into a Share Exchange Agreement with Global Power and Water Industries, Inc. ("GPWI"). Management’s goal was to pursue emerging opportunities in the field of solar energy. The initial focus would be the development and installation of high-efficiency concentrator solar cell arrays, thermal electric technologies and advanced tracking systems in China. The Agreement was terminated in May 2010 without liability.

In order to better position the Company to pursue other business opportunities; in July 2010, we increased the number of authorized shares of our common stock from one hundred million to five billion. We also forward split our outstanding common stock on an 80:1 basis.

Even though the agreement with GPWI was terminated, management believes that with the name change, recapitalization, and forward split, the Company is well positioned to pursue other business opportunities.

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

On February 6, 2012, the Company established a subsidiary in the State of Florida.

Subsequent Events:

On March 5, 2012, the Company terminated the assignment of its Kentucky drilling permit for XUN002. The Company assigned its Kentucky drilling permit on January 20, 2012 for XUN002 on the forfeited Tillett Lease to Cook Oil Company, LLC ("COCL") in consideration of an override royalty of 2.5% of the value of all oil produced and removed under the permit and the net proceeds received by COCL from the sale of all gas and casing head gasoline produced and sold under the permit.

On March 13, 2012, Crocket Energy Corporation ("CEC") assigned 100% of the Purchase and Sale Agreement ("PSA"), dated January 31, 2012, between CEC and Edwin S. Nichols, Thad Purcell, Barry L. Benton, Vesta LP, a Texas limited partnership, Sean Sassin, Renee Sassin, James C. Gibson, and Susan G. Godwin  to Xun Oil Corporation and Xun Oil Corporation agreed to assume all obligations under the PSA.

On April 12, 2012, the Company entered into a twenty-four month agreement with Charles Morgan Securities Inc. ("CMS") pursuant to which CMS will provide consulting services in connection with the Company’s business affairs and assist the Company in raising capital. In consideration of the services to be provided by CMS, the Company will pay CMS an engagement fee of $25,000 plus eighteen million shares of the Company 14 days after execution of the agreement and will pay CMS a fee of $60,000 over twelve months.

There can be no assurance that CMS will be successful in completing a capital raise for the Company.

Introduction

We are an independent oil and natural gas development and production company. Our basic business model is to increase shareholder value by finding and developing oil and gas production through the development activities, which include re-entering oil and gas well, that have historical oil and gas production or are currently producing oil and gas, and selling the production from these, worked over wells at a profit in the State of Kentucky. To be successful, we must, over time, complete our goal of raising sufficient funds for a 10 well workover program scaling up to a 100 well workover program on our oil and gas leases in Kentucky over the next year and then sell the resulting production at a price that is sufficient to cover our operating expenses, administrative costs and interest expense, plus offer us a return on our capital investment.

We have a limited operating history of oil and gas production and no proven reserves, small amount of production and negative cash flow. To date, we have had limited revenues and have not been able to generate sustainable positive earnings on a Company-wide basis. Our management cannot provide any assurances that the Company will ever operate profitably. As a result of our limited operating history, we are more susceptible to the numerous business, investment, and industry risks that have been described in Item 1A. Risk Factors of  our Annual Report on Form 10-K, filed with the SEC on September 28, 2011.

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

During the past two fiscal years, we have been involved in searching for a business combination or acquisition that would provide us with revenue and positive cash flow. After two unsuccessful attempts, we decided to start a small scale oil and gas operation with minimum risk by re-entering existing oil and gas wells that previously produced oil and gas or are producing oil and gas at a fractional output compared to when the oil and gas wells first came into production and perform a workover program on wells on our oil and gas leases in the State of Kentucky. Workover activities include one or more of a variety of remedial operations on a producing well or inactive well to try to increase production. A workover program varies from well to well and can cost from a few thousand dollars to as much as fifty thousand dollars. Our first workover well, XUN001, was successful for producing oil. However, upon examining the well bore, we observed that the well bore was damaged and that we would not have sustained production from the oil well. XUN001 produced 122 barrels of oil before we shut it down. Our operations team has elected to drill an offset well next to XUN001 instead of repairing it. The cost of drilling the offset well will be less than the cost and the associated risks of trying to repair the well bore damage. After XUN001, we began the workover on XUN002 and had to stop our operations in Kentucky as we did not have the funds to complete the workover program.

Included in the net operating loss is the forfeiture of the Gross and Neely Leases, in the amount of $19,701, whereby the Company failed to commence work on the oil and gas leases on or before June 30, 2011 and September 2, 2011, respectively.

Comparison Of Results Of Operations For The Nine Months Ended February 29, 2012 and February 28, 2011 and from Inception (December 20, 2007) to February 29, 2012.

Revenues

We generated no revenues for the nine months ending February 29, 2012 and the nine months ending February 28, 2011. Our operations to date have been financed by the sale of our common stock, third party loans and limited revenue. Operating expenses for the nine months ended February 29, 2012 and February 28, 2011 totalled $340,450 and $131,455. Our single largest expense to date has been professional fees totalling $297,037 and $104,048. Most of these expenses have been incurred in connection with maintaining our executive and operations staff while attempting to source funding for our workover program and our regulatory filings with the Securities and Exchange. General and Administrative expenses, including professional fees, totalled $320,232 and $128,874 respectively.

For the nine months ended February 29, 2012 and February 28, 2011 we had a net loss of ($340,450) and ($131,455).  Total losses since December 20, 2007 (“Inception”) were ($1,056,041).

Until we obtain additional funding to complete our oil and gas well workover program, we do not anticipate generating revenues, and any revenues that we generate may not be sufficient to cover our operating expenses.  In which case we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

Assets and Liabilities

Our primary financial resource is our base of our unproven oil and gas leases. Our ability to fund our capital expenditure program is dependent upon the availability of capital resource financing. In this fiscal year, we planned on spending approximately $5,000,000 in new capital investments for a 100 well workover program on our ability to raise $5,000,000 in funding, however our actual expenditures vary significantly from this estimate as our plans to obtain financing during the year have not materialized as of February 29, 2012. Factors such as changes in operating margins due to changes in the price of oil and gas and the availability of capital resources could increase or decrease our ultimate level of expenditures during the remaining fiscal year.

The changes in our capital resources at February 29, 2012 compared with February 28, 2011 are:

	February 29, 2012	February 28, 2011	Increase (Decrease)	Percentage Change

Cash	$179	$1,954	$(1,775)	-90.85%
Current Assets	$179	$2,146	$(1,967)	-91.67%
Total Assets	$435,974	$6,748	$429,226	6360.79%
Current Liabilities	$1,315,052	$68,644	$1,246,408	1815.76%
Total Liabilities	$1,440,689	$68,644	$1,372,045	1998.78%
Working Capital Deficit	$1,314,874	$66,690	$1,248,184	1871.62%

Our working capital deficit increased by $1,248,184 from ($66,690) as of February 28, 2011 to ($1,314,874) as of February 29, 2012. This increase in the deficit was due to the amount of resources that was required to maintain our corporate and field staff and to complete all the necessary SEC filings.

Over the last nine months, we expended our resources on attempting to raise funds for our workover well program and completing our fiscal year end consolidated statements and SEC filings. Our business is capital intensive. Our ability to grow is dependent upon favorably obtaining outside debt and capital and generating cash flows from operating activities necessary to fund our investment activities. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on successful development activities and our ability to seek and secure capital from external sources, should we be unable to achieve sustainable profitability this could cause any equity investment in the Company to become worthless.

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	February 29, 2012	February 28, 2011	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$(6,315)	$(90,129)	$(83,815)	-92.99%
Net cash provided by (used in) investing activities	$(430,170)	$(4,603)	$425,567	9245.43%
Net cash provided by (used by) financing activities	$411,595	$74,300	$337,295	453.96%

Cash Flow Used in Operating activities:

Cash flow from operating activities is derived from changes in the balances of payables, or other non-oil property asset account balances. For the nine months ended February 29, 2012, we had a negative cash flow from operating activities of $6,315, in comparison to a negative cash flow of $90,129 for the nine months ended February 28, 2011. This change of $83,815 was the result of an increase in our payables balance. Variations in cash flow from operating activities may affect our level of development (workover) expenditures. Our expenditures consist primarily of our General and Administrative (G&A) expenses, which consist of consulting and professional services, employee compensation, legal, accounting, travel and other G&A expenses, which we have incurred in order to address necessary organizational activities.

Cash Flow Used in Investing activities:

Cash flow used by investing activities was $430,170 for the nine months ended February 29, 2012. This is in comparison to $4,603 used for investing activities for the nine months ended February 28, 2011. The funds were used to place non-refundable deposits, which will be deducted off the acquisition cost, and due diligence costs for producing oil and gas leases in Texas.

Cash Flow from Financing activities:

Cash flow from financing activities is derived from long-term liability account balances or in equity, account balances excluding retained earnings. Cash flow provided by financing activities was $411,595 for the nine months ended February 29, 2012. This is in comparison to $74,300 provided by financing activities for the nine months ended February 28, 2011. The funds were used to retire a short term debt and placing deposits on oil and gas leases in Texas. We anticipate it will be necessary to rely on additional funding from the debt financing and from capital markets in the current fiscal year to complete the acquisition of the oil and gas leases in Texas and to discharge our debts.

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

Plan of Operation For Remaining Fiscal Year

We will attempt to source equity and or debt financing, or joint venture partners to complete the acquisition of the oil and gas leases in Texas. We have had discussions with several companies and individuals over and above PCLC and CMS for funding and/or joint ventures. Other than PCLC and CMS, we have not come to terms with any company or individual and there can be no assurance that we will enter into an agreement at any time in the near future or close on the financing agreements we have in place with PCLC and CMS. We will attempt to finance our operating expenses with additional debt or through equity financing.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Item 9A. Controls and Procedures.

Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we evaluated, as of February 29, 2012, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

On May 10, 2011, the Company accepted an Offer to Purchase from Lea Kennedy d/b/a LuxemBarings (“Purchaser”) to purchase $10 million of the Company’s common stock based on the average of five consecutive trading day’s close prior to date of closing (the "Offer to Purchase"). The Offer to Purchase was scheduled to close on or before June 24, 2011. The Purchaser failed to complete the transaction, after mutually agreed extensions of the closing date. The Company has retained legal counsel to take legal action against the Purchaser for failing to complete the purchase transaction and for damages to the Company as a result of the failure to complete the transaction. The Company has recognized losses, at cost, in the financial statements for the period ended February 29, 2012.

ITEM 1A.   RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K filed September 28, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company authorized and approved an aggregate of 112,500 common stock shares for the fiscal year ending May 31, 2011 with an average price of $0.1263 per share to the management and the Board pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek and a Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch. During the fiscal year ending May 31, 2011, the Company issued 75,000 of the 112,500 shares to the management and the Board with the remaining 37,500 shares issued on June 6, 2011.

The Company authorized and approved an aggregate of 105,000 common stock shares for the nine months ended February 29, 2012 with an average price of $0.0231 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Donald Lynch, Mr. Jerry G. Mikolajczyk and Mr. Kevin M. Grapes. The Company issued 30,000 of the 105,000 shares to the Board as of February 29, 2012.

The issuance of the common stock was exempt from registration under Section 4(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS		INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	File/ Furnished Herewith
Material Contracts
10.1	Commercial Loan Offer	8-K	10.1	02/21/12
10.1	Bill of Sale - ALRT	8-K	10.1	02/15/12
10.2	Bill of Sale - Jerry G. Mikolajczyk	8-K	10.2	02/15/12
10.1	Assignment Of Oil And Gas Permit	8-K	10.1	01/24/12
10.1	Investment Banking and Advisory Agreement	8-K	10.1	04/18/12
Rule 13a–14(a)/15d-14(a) Certifications
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XUN ENERGY, INC.

Date: April 20, 2012	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Executive Officer (principal executive officer)

Date: April 20, 2012	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Financial Officer (principal financial officer and principal accounting officer)

Endnotes