Form 10-K
period 2012-05-31
Xun Energy, Inc.
filed 2012-09-13
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: May 31, 2012
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
1

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of November 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $625,137 based on the price the Common Stock was last sold ($0.002)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

A court.		Yes		No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 13, 2012, there were 378,574,629 shares of our Common Stock issued and outstanding.

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

Abbreviations:

Abbreviation	Definition

“BBL”	Barrel, 42 US gallons
“BOPD”	Barrels of Oil Production per Day
“BOPM”	Barrels of Oil Per Month
“D&A”	Dry and Abandoned
“DG”	Domestic Gas
“GAS”	Gas Producer or natural gas
“HKO”	Highest known oil
“LKH”	Lowest known hydrocarbons
“LOC”	Location (new permit issued or insufficient data)
“MCF”	One Thousand Cubic Feet
“MCFGPD”	Thousand Cubic Feet Of Gas Per Day
“MCFPD”	One Thousand Cubic Feet of Gas Per Day
“MMBtu”	One million (1,000,000) British thermal units
“MMCFD”	One Million Cubic Feet of Gas Per Day
“NRI”	Net Revenue Interest or Net Royalty Interest
“NUX”	Nux Holdings of Kentucky, Inc.
“OIL”	Oil Producer or crude oil
“ORRI”	Overriding Royalty Interest
"PSA"	Purchase and Sales Agreement
“SEC”	The United States Securities and Exchange Commission.
“TCF”	Trillion cubic feet
“TRM”	Terminated (permit expired or cancelled)
“WI”	Working Interest
“XNRG”	Xun Energy, Inc.
“XUN OIL-KY”	Xun Oil of Kentucky, Inc., part of Oil and Gas Division of Xun Energy, Inc.
“XUN OIL-FL”	Xun Oil Corporation, part of Oil and Gas Division of Xun Energy, Inc

Oil and Gas Glossary of Terms and Definitions

We are providing you with the following glossary of terms to assist you in your understanding of the oil and gas industry.

Term	Definition
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

DEVELOPMENT - OFFSET DRILLING

Offset drilling program consists of drilling new wells within a proven and producing property. Well locations are selected by geologists based on known and historical data from producing oil and gas wells within the property or adjoining properties.

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

FRACTURING	The pumping of crude oil, diesel, water, or chemical into a reservoir with such force that the reservoir rock is broken and results in greater flow of oil or gas from the reservoir.

GAS WELL	4 A well that produces natural gas, which is not associated with crude oil.

LANDMAN	The individual who negotiates oil and gas leases with mineral owners, cures title defects, and negotiates with other companies on agreements concerning the lease.

LANDOWNER	The person who generally owns all or part of the minerals under his lands and is entitled to lease the same.

LEASE

(1) A legal instrument executed by a mineral owner granting exclusive right to another to explore, drill, and produce oil and gas from a piece of land; (2) Used in conjunction with the actual location of a well(s) or unit.

LEASEHOLD	An Oil and Gas property that is leased from the land owner for a royalty based on production of oil and gas from the property as developed by the leasee.

LESSEE	The person who receives the lease, sometimes called the tenant.

LESSOR	The person giving the lease, sometimes called grantor or landlord.

NET REVENUE INTEREST	The share of revenue, expressed in fractions or decimals, accruing to the working interest after deducting all lease burdens (royalty, overriding royalty, or similar burden).
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

5
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

TOP HEAD LEASE	A lease acquired while a mineral lease to the same property is still in effect. The top head lease (held by a different company) replaces the existing lease when it expires or is terminated.

TUBING	Relatively small-diameter pipe that is run into a well to serve as a conduit for the passage of oil and gas to the surface.

WELLBORE	The hole drilled by the bit that is equipped for oil or gas production on a completed well. Also called Well or Borehole.
WELLHEAD	The equipment at the surface of a well used to control the pressure; the point at which the hydrocarbons and water exit the ground 7

WELL LOCATION

Well Location is defined as a circle having a radius of the well bore centre, to a depth as allowed in the Master Lease. Does not includes rights to minerals beyond the circle of the radius of the well bore centre.

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

Item 1, Business

General

The Company is engaged primarily in the acquisition of producing or near producing oil and gas properties and the development of these oil and gas properties. The Company plans to acquire producing or near producing oil and gas properties that will provide cash flow and an upside for future development. Such activities are concentrated in North America onshore, primarily in the United States. We are currently scouting and evaluating properties in Texas, Oklahoma, Pennsylvania, Kansas and as well in Canada.

We were incorporated on December 20, 2007 in the State of Nevada. We are a development stage company, and to date have earned limited revenue and currently do not have any significant assets.

Our inability to generate revenue for the 12 month period ending May 31, 2012 is due primarily to difficulties in our ability to raise sufficient funds necessary to close on the acquisition of an oil producing, cash flow positive, property in Texas during the past fiscal year.

Our focus is to generate cash flow.

Mission Statement

• To become a leader in providing energy, through acquisition and diversification.

•

To acquire working interest positions and mineral rights leases for the purposes of oil and gas development and production using new technologies, advanced drilling and completion methods and invest in known, producing properties and surrounding areas.

•

To be aggressive in gaining interest positions in leases and existing producing properties that will produce desirable returns, utilize leading technologies, utilize methods to maximize exploration and production results while providing Return On Investment.

Strategy

We aspire to be an independent oil and gas company in North America and to provide our shareholders with returns over the long-term. To achieve this, we strive to optimize our capital investments to maximize growth in cash flows, earnings, production and establish reserves. We will do this by:

• Generating cash flow, • Securing financing to acquire our planned acquisitions, • Exercising capital discipline,
• Ensuring financial strength, and
• Investing in oil and gas properties with strong full-cycle margins.

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

Industry Competition For Leases, Materials, People and Capital Can Be Significant

Strong competition exists in all sectors of the oil and gas industry. We compete with other independent oil and gas companies for the acquisition of oil and gas leases and properties. Most of these entities have significantly greater assets and name ecognition. We also compete for the equipment and personnel required to explore, develop and operate properties. Competition is also prevalent in the marketing of oil and gas. Typically, during times of high or rising commodity prices, drilling and operating costs will also increase. Higher prices will also generally increase the costs of properties available for acquisition. Certain of our competitors have financial and other resources substantially larger than ours. They also may have established strategic long-term positions and relationships in areas in which we may seek new entry. As a consequence, we may be at a competitive disadvantage in the acquisition of oil and gas leases and properties. In addition, many of our larger competitors may have a competitive advantage when responding to factors that affect demand for oil and gas production, such as changing worldwide price and production levels, the cost and availability of alternative fuels, and the application of government regulations.

North American Market

The oil and natural gas industry contributes tremendously to the U.S. economy as one of the nations’ largest employers and purchasers of goods. The industry also produces many products essential to everyday living and provides an economical fuel source for the nation’s transportation, agriculture, and manufacturing needs.

U.S. and global energy demand is rising significantly as worldwide population grows and quality of life improves for people around the globe. In fact, the International Energy Outlook 2011 quotes: "Despite uncertainty over the prospects for short-term economic growth, demand for energy in the New Policies Scenario grows strongly, increasing by one-third from 2010 to 2035."

U.S. production of liquid fuels (mostly oil) will increase for the next 18 years by 116.35% of 2010 production levels by 2020 according to the Energy Information Administration (EIA), refer to table below:

EIA FORECAST - LIQUID FUEL SUPPLY TO THE USA
Million Barrels/Day	2010	2015	2020	2024	2025	2030
U.S. Production	8.93	9.37	10.39	10.19	10.16	10.04
Biofuels	1.00	1.22	1.52	1.79	1.86	2.36
Canada	1.97	2.25	2.41	2.59	2.61	2.86
Rest of World	7.32	6.30	4.78	4.68	4.67	4.31
U.S. Liquid Fuel Supply	19.22	19.14	19.10	19.25	19.29	19.57

Percentages	2010	2015	2020	2024	2025	2030
U.S. Production	46%	49%	54%	53%	53%	51%
Biofuels	5%	6%	8%	9%	10%	12%
Canada	10%	12%	13%	13%	14%	15%
Rest of World	38%	33%	25%	24%	24%	22%
U.S. Liquid Fuel Supply	100%	100%	100%	100%	100%	100%
Source: EIA, AEO2012, June 2012

Facts and Figures About the U.S. Oil and Natural Gas Industry

9.2 million	Number of people directly and indirectly employed by the U.S. oil and natural gas industry.
7.7% GDP	America’s oil and natural gas industry supports 7.7 percent of our nation’s GDP.
$86 Million/day	Daily amount companies pay to the federal government in royalty payments, rents and bonus fees.
$100 billion	Amount the U.S. oil and natural gas industry has paid to the federal government in rents, royalties and lease payments for production since 2000.
$266 billion	Amount the industry invested in new U.S. capital projects in 2010
$176 billion	Amount of wages paid to U.S. employees in 2010, plus benefits and payments to oil and natural gas leaseholders.
$35 billion	Amount of dividends distributed to American shareholders.

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

Company Operations

The Company is engaged primarily in the acquisition of producing or near producing oil and gas properties and the development of these oil and gas properties. The Company plans to acquire producing or near producing oil and gas properties that will provide cash flow and an upside for future development. Such activities are concentrated in North America onshore, primarily in the United States. We are currently scouting and evaluating properties in Texas, Oklahoma, Pennsylvania, Kansas and as well in Canada.

The implementation of our business plan will require significant capital. We do not have this capital and as a result, we will require additional financing to acquire and develop our leasehold obligations. We may use debt or equity to fund our ongoing operations. There can be no assurance that any financing will be available, and if available, will be on terms and conditions acceptable to the Company. If we rely on equity financing, our shareholders will experience significant dilution. If we rely on debt financing, we may not be able to satisfy our debt obligations.

Identification of leasehold interests.

The Company plans to acquire producing or near producing leaseholds that will provide cash flow and an upside for future development. However, it is unlikely that we will be able to exploit these leaseholds without a significant capital infusion.

The Company may acquire the leaseholds  in consideration for cash or shares of the company or a combination of cash and shares of the Company and may include an Overriding Royalty. Typical Overriding Royalty’s range from 2.5% to as much as 25% depending upon the current production on the leaseholds and the potential for Oil and Gas production.

A typical leasehold grants the Company the exclusive right to explore the land (“Property”) covered by the Oil and Gas Lease by geophysical and other methods, and to operate same for and produce there from all naturally-occurring oil, gas, casing-head gas or gasoline, gas condensate and/or all other liquid or gaseous hydrocarbons and other marketable or non-marketable substances produced therewith ("Oil and Gas"); and the exclusive right to inject gas, water, brine and other fluids into subsurface strata; and rights of way and easements for laying pipelines, telephone, telegraph and power lines, and the right to erect or install power stations, compressor stations, roadways, storage tanks or other storage facilities, separators and any fixtures and other structures thereon for producing, treating, processing, maintaining, storing and caring for the oil and gas; and oil and gas from other properties and any and all other rights and privileges necessary, incident to, or convenient for the economical operation of the Property and other lands for the production of Oil and Gas, and the injecting of gas, water, brine and other fluids into subsurface strata.

The Company may, at any time and from time-to-time pool all or part of the Property with other properties to create one or more drilling units. The production of Oil or Gas from such a pooled unit is generally treated as though the production occurred from a well on the Property, except the Lessor shall be entitled to royalty only on its pro-rata share of such production.

It is intended that the leasehold also include all lands and interests of the Lessor, which are contiguous to or in the vicinity of the Property.

Usually the leasehold will remain in force for a term of one year from the date executed and for as long thereafter as Oil and/or Gas is produced from the Property, or as long as operations for drilling are continued or as long as operations are continued for injection of gas, water, brine and other fluids into subsurface strata.

When a well is worked over or offset well drilled, an access road is constructed to the well site or upgraded. This results in surface damages that the surface owner is compensated for the loss of property. Timber may also be cut down during construction, the Company may cut and stack the timber at a location convenient for the surface owner to sell or a value may be assessed on the timber and the surface owner compensated.

Depending upon jurisdiction of the leasehold, the state can force a "pooling" of the oil and gas interests of a landowner with the interests of other landowners where the size or condition of lands does not allow the neighbor to find a drill site while respecting distance limits from property lines. A mineral owner has five options in the context of forced pooling. They can:

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

After completion and testing of a workover well or an offset well, the well is put into production. As in the case of oil, the oil is pumped into a 100 BBL or 200 BBL tank(s). The pumper inspects the well on a daily or regular routine basis and monitors the production of oil. As the tank(s) nears capacity, the pumper will make arrangements for pickup of the oil for delivery to the Purchaser. The cost of hauling the oil to the refinery varies by distance from the well to the refinery and can range from $3 to $6 per BBL. The cost of the freight charge is borne by the Company. Oil collected or shipped during the month is paid by the Purchaser in the following month. The price paid for the produced oil is based on the average monthly market price.

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

Employees

Other than our officers and directors, we have no employees. We outsource all of our business operations as follows:

Executive, Financial and Operations:

Mr. Jerry G. Mikolajczyk was a key consultant to the Company who identified the opportunities available to us in Kentucky, helped negotiate our contracts, and assisted the Company with its financial reporting over the three years including SEC filings and our financial statements. Mr. Mikolajczyk consulted to the Company from March 2010 to May 31, 2011. On May 31, 2011, the Board of Directors appointed Mr. Mikolajczyk as our President, CEO, CFO, and a director of the Company.

Mr. Mikolajczyk has had an extensive career in the oil and gas, construction, and mining industries. Mr. Mikolajczyk has worked for Fortune 500 companies such as BP Resources (British Petroleum), SCI Group of Companies, Husky Oil, Syncrude, Bechtel, Guy F. Atkinson and INCO. He has worked as a heavy equipment operator on surface and open pit mining operations.

After completing his Business Administration diploma, Mr. Mikolajczyk went on to obtain his professional designation as a Certified General Accountant (CGA) and Certified Internal Auditor (CIA). As a professional accountant and auditor, he has been involved with planning, designing, and testing operations to ensure that the operations are efficient and effective.

In 2008, Mr. Mikolajczyk was awarded “CFO of the Year” for the application of his knowledge and expertise in a turnaround assignment for the Santa Clara Valley Transportation Authority (VTA), a $3.3 Billion asset transportation authority in Silicon Valley (San Jose, California).

Mr. Mikolajczyk has an aggregate of 41 years of experience, which include:

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

Mr. Mikolajczyk, through consulting agencies, has provided various consulting services to clients, which included, but not limited to:

• Global Power and Water Industries, Inc.
• VTA (Santa Clara Valley Transportation Authority)
• MineCore International, Inc.
• Platinum Works, Inc.
• Blue Green Corp
• J.M.E.L. International, Inc.
• Nova Petrochemicals
• BP Resources

Mr. Mikolajczyk is an acknowledged speaker and presenter. He has moderated various panels on P3’s (Private Public Partnerships) projects such as the Confederation Bridge, the longest bridge in North America, joining Prince Edward Island and New Brunswick in Canada, which Mr. Mikolajczyk was involved in the bidding, award and financing of the project. Mr. Mikolajczyk also presented a paper to the 1990 Western Regional Conference of the Institute of Internal Auditors entitled: "Is Your Project Control Out of Control?" and a paper in 1991 to the Institute of Internal Auditors, Calgary Chapter, entitled: "Operational Audit of the Procurement Function".

Marketing and Strategic Development:

Mr. Wayne St. Cyr, our Executive Vice President, Marketing and Strategic Development since January 1, 2011, is our Corporate Secretary since July 15, 2011.

Mr. St. Cyr comes to us leaving a distinguished 10 year career with RBS Group (Royal Bank of Scotland) which includes a six-time recipient of the President's Award for exceeding company objectives. During his tenure at RBS/Citizens Financial Group, he was responsible for developing the key alliances with Citizens Bank.

Mr. St. Cyr’s education includes an Associates degree in Business Administration and a Bachelor of Science degree in Marketing.

Investor Relations:

Mr. Peter Matousek was appointed our Vice President – Investor Relations on May 31, 2011. Mr. Matousek served as the Company’s President and CEO from February 2010 to May 2011 and as a director from February 2010 to August 2011 before his term expired. He was reappointed as a director on May 25, 2012.

Mr. Matousek has worked extensively with the public markets for companies throughout the United States and Canada in the financial and natural resource sector, including oil & gas and precious metal mining.  He has represented numerous companies in the capacity of Investor & Public Relations.  He speaks German, Czech, English and Russian.

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

Website/Available Information

Our website can be found at www.xunenergy.com. As of the date of filing this Annual Report on Form 10-K, our website is under construction. Once completed, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”) can be accessed free of charge on our web site at www.xunenergy.com under the “Shareholder/Financial” section of our web site within the “SEC Filings” subsection as soon as is reasonably practicable after we electronically file such material with, or otherwise furnish it to, the SEC.

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

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a debt, equity, or Joint Venture financing or consummate a business combination with a profitable business. This may result in our incurring a net operating loss that will increase unless we consummate an acquisition of an oil and gas producing properties that are profitable. We cannot assure you that we can identify any oil and gas properties that will be profitable at the time of its acquisition by the Company or ever.

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

We have generated limited revenues from operations. Cumulative losses as of May 31, 2012 totaled ($1,701,109). We have incurred significant losses in the past and we will likely continue to incur losses in the future unless our development program proves successful. Even if our development program produces oil and gas, there can be no assurance that we will be able to commercially exploit these resources, or generate sufficient revenues to operate profitably.

We will require additional financing to continue our development operations.

We will require significant working capital to continue our current development program. There can be no assurance that we will be able to secure additional funding to meet our objectives or if we are able to identify funding sources, that the funding will be available on terms acceptable to the Company. Should this occur, we will have to significantly reduce our development programs, which will limit our ability to secure additional equity participation in acquisitions of oil and gas leases or in various joint ventures.

There are no confirmed proven reserves of oil and gas reservoirs on any properties from which we may derive any financial benefit.

Neither the Company nor any independent petroleum geologist has confirmed that our leasehold interests can be commercially developed. In order to carry out additional development and/or exploration programs of any potential oil or gas deposits, we will require substantial additional funding.

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

We are currently proceeding with development and/or exploration of our leasehold interests on the basis of estimated development/exploration costs. If our development/exploration costs are greater than anticipated we may be forced to terminate our operations until such time as we generate additional revenues to fund our operations. Factors that could cause development/exploration costs to increase are adverse weather conditions, difficult terrain, unknown or unexpected results when we re-enter a well, increased government regulation and shortages of qualified personnel.

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

There is no certainty that any expenditures made in the development/exploration of any properties will result in discoveries of commercially recoverable quantities of oil or gas. Most development/exploration projects do not result in the discovery of commercially extractable deposits of oil or gas and no assurance can be given that any particular level of recovery will in fact be realized or that any identified leasehold interest will ever qualify as a commercially developed. Estimates of reserves, deposits, and production costs can also be affected by such factors as environmental regulations and requirements, weather, unexpected or unknown results when we re-enter a well, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations, and work interruptions.

Short term factors relating to reserves, such as the need for orderly development of the wells may also have an adverse effect on our development/exploration, drilling and on the results of operations. There can be no assurance the production of insignificant amounts of oil can be duplicated in a larger exploration program. Material changes in estimated reserves, development/drilling costs may affect the economic viability of any project.

We have no proven reserves.

All of our leasehold interests are without known bodies (reserves) of commercial oil or gas. Development of these properties will follow only upon obtaining satisfactory development/exploration results. The long-term profitability of the Company’s operations will be in part directly related to the cost and success of its development/exploration and development programs. Oil and gas development/exploration and development are highly speculative businesses, involving a high degree of risk. Few properties, which are explored, are ultimately developed into producing oil and gas fields. There is no assurance that our development/exploration and development activities will result in any discoveries of commercial quantities of oil and gas. There is also no assurance that, even if commercial quantities of oil or gas are discovered, a well can be brought into commercial production. Production/discovery of oil and gas is dependent upon a number of factors, not the least of which is the technical skill of the development/exploration personnel involved. The commercial viability of a well is also dependent upon a number of factors, many of which are beyond the Company’s control, such as worldwide economy, the price of oil and gas, government regulations, including regulations relating to royalties, allowable production, and environmental protection.

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

All phases of drilling and development/exploration operations are subject to governmental regulation including environmental regulation. Environmental legislation is becoming stricter, with increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and heightened responsibility for companies and their officers, directors and employees. There can be no assurance that possible future changes in environmental regulation will not adversely affect our operations. As well, environmental hazards may exist on a property in which we hold an interest that was caused by previous or existing owners or operators of the properties and of which the Company is not aware at present.

Government approvals and permits are required to be maintained in connection with our drilling and development/exploration activities. We will require permits for our operations and there re is no assurance that delays will not occur in connection with obtaining all necessary renewals of such permits for the existing operations or additional permits for any possible future changes to the Company’s operations, including any proposed capital improvement programs. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions there under, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in drilling operations may be required to compensate those suffering loss or damage by reason of our activities and may be liable for civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permitting requirements, or more stringent application of existing laws, may have a material adverse impact on the Company resulting in increased capital expenditures or production costs, reduced levels of production at producing properties or abandonment or delays in development of properties.

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

Local infrastructure may impact our development/exploration activities and results of operations.

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

Because of the speculative nature of completing development programs and drilling for oil and gas, there are significant risks that our business will fail.

Oil and gas development/exploration is extremely risky. We cannot provide any assurances that our activities will result in commercially exploitable reserves of oil and gas. Development/exploration for oil and gas is a speculative venture necessarily involving substantial risk. Any expenditure that we make may not result in the discovery of commercially exploitable reserves.

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

The Company intends to engage experts to assist it with respect to its operations. The Company deals with various regulatory and governmental agencies and the rules and regulations of such agencies. No assurances can be given that it will be successful in its efforts or dealings with these agencies. Further, in order for the Company to operate and grow its business, it needs to continually conform to the laws, rules, and regulations of such jurisdiction. It is possible that the legal and regulatory environment pertaining to the development/exploration and development of oil and gas properties will change. Uncertainty and new regulations and rules could increase the Company’s cost of doing business or prevent it from conducting its business.

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

Development/Exploration for economic deposits of oil and gas is speculative.

Our business is very speculative since there is generally no way to recover any of the funds expended on development/exploration unless the existence of commercially exploitable reserves are established and the Company can exploit those reserves by either commencing drilling operations, selling or leasing its interest in the property, or entering into a joint venture with a larger e company that can further develop the property. Unless we can establish and exploit reserves before our funds are exhausted, we will have to discontinue operations, which could make our stock valueless.

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

The oil and gas industry is highly competitive and fragmented with limited barriers to entry, especially at the exploratory stages. We compete in national, regional, and local markets with large multi-national corporations and against start-up operators hoping to identify an oil or gas property. Some of our competitors have significantly greater financial resources than we do. This puts us at a competitive disadvantage if we choose to further exploit development opportunities.

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

We will hire third party companies to undertake our development programs.

We will have to hire employees or retain independent companies to oversee or perform our development operations. We currently do not have sufficient funds for either. As such, even with exploitable deposits of oil or gas, we may not be able to develop our leasehold interests.

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

Oil and Gas Leases

The Company has no oil and gas leases as of May 31, 2012.

The Company had the following oil and gas leases in the State of Kentucky as of May 31, 2011:

County	Lease	Permit	Acres	Historical Wells Drilled	Historical Confirmed Oil Wells	Historical Confirmed Gas Wells	NRI
Clay	Gross	Former 72582	29.73	1	1	1	75.00%
Jackson	Neely	107759	239	2	1	0	75.00%
Lincoln	Tillet	Various	105	12	5	0	75.00%
Adair	Nelson	Various	12	4	2	0	87.50%
Cumberland	Cash	Various	70	18	5	0	87.50%
Total			455.73	37	14	1

 Item 3. Legal Proceedings

On May 10, 2011, the Company accepted an Offer to Purchase from Lea Kennedy d/b/a LuxemBarings (“Purchaser”) to purchase $10 million of the Company’s common stock based on the average of 5 consecutive trading day’s close prior to date of closing. The Offer to Purchase was scheduled to close on or before June 24, 2011. The Purchaser failed to complete the transaction, after mutually agreed extensions of the closing date. The Company has retained legal counsel to take legal action against the Purchaser for failing to complete the purchase transaction and for damages to the Company as a result of the failure to complete the transaction. The Company has recognized losses and damages in the financial statements for the year ended May 31, 2012.

Item 4. Submission of Matters to a Vote of the Security Holders.

The Company obtained the written consent of the stockholders holding a majority, 86.51%, of the outstanding voting rights of the Company on September 1, 2011 (the "Consent"). The Consent approved the election of Mr. Kevin M. Grapes and Jerry G. Mikolajczyk as directors of the Company for a term of one (1) year ending August 31, 2012. Mr. Mikolajczyk, Mr. Lynch and Mr. Matousek termed out as directors of the Company on August 31, 2011.

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

	Year ended May 31, 2012		Year ended May 31, 2011
	HIGH	LOW	HIGH*	LOW*
First Quarter	$0.140	$0.011	$0.150	$0.028
Second Quarter	$0.015	$0.002	$0.080	$0.050
Third Quarter	$0.120	$0.020	$0.295	$0.075
Fourth Quarter	$0.080	$0.010	$0.170	$0.105

*The price of the common stock has been adjusted to reflect an 80:1forward split of our common stock in August 2010.

B.

Holders

As of May 31, 2012, the Company had 58 active shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

E.

Equity Compensation Plan

Executive and Board Compensation

The Company entered in a Management and Financial Service Agreement with Mr. Wayne St. Cyr as the Executive Vice President, Marketing and Strategic Development on December 21, 2010 for a ten day period ending December 31, 2010 which was extended for a 12 month term to December 31, 2011, whereby the Executive Vice President, Marketing and Strategic Development is paid $10,000 per month. The Company has not renewed the contract with Mr. Ct. Cyr and has retained Mr. St. Cyr on a month to month basis. In addition to his duties as Executive Vice President, Marketing and Strategic Development, Mr. St. Cyr is the Corporate Secretary for the Company. Mr. St Cyr is paid $10,000 per month.

The Company entered into a Management and Financial Service Agreement for Mr. Jerry G. Mikolajczyk for a 12-month period commencing on June 1, 2011 and ending May 31, 2012. Mr. Mikolajczyk is hired through a service company, and will be paid $120,000 in cash payments for the services of Mr. Mikolajczyk. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000. The Company has not renewed the contract with Mr. Mikolajczyk. Mr. Mikolajczyk continues to work for the Company on a month-to-month basis and is paid $10,000 per month.

The Company entered into a Management and Financial Service Agreement with Mr. Peter Matousek for a 12-month period commencing June 1, 2011 and ending May 31, 2012 whereby Mr. Matousek will be paid $90,000 in cash payments. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000. The Company has not renewed the contract with Mr. Matousek. Mr. Matousek continues to work for the Company on a month-to-month basis and is paid $7,500 per month.

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

The Company entered into Board Member Compensation Agreements with Mr. Kevin M. Grapes and Mr. Jerry G. Mikolajczyk as directors of the Company for a term of one (1) year ending August 31, 2012. Both Mr. Grapes and Mr. Mikolajczyk will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses.

On May 21, 2012, Mr. Kevin M. Grapes resigned as a Board member.

On May 22, 2012, Company entered into a Board Member Compensation Agreement with Dr. William D. Spier as a director of the Company for a term of one (1) year ending May 31, 2013.

On May 25, 2012, Company entered into a Board Member Compensation Agreement with Mr. Peter Matousek as a director of the Company for a term of one (1) year ending May 31, 2013.

Both Dr. Spier and Mr. Matousek will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses.

The Company authorized and approved an aggregate of 136,129 shares for the period ended May 31, 2012 with an average price of $0.0333 per share to the Board pursuant to a Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Kevin M. Grapes, Mr. Peter Matousek and Dr. William D. Spier. The Company issued 105,000 of the 136,129 shares to the Board as of May 31, 2012.

The table below represents the shares issued  or reserved to the Board with the 5-Day Average Share Closing Price:

				Fiscal Year	5-Day		Par
	Shares		Total	Aggregate	Share		Value	Paid In
Month	Executive	Board	Shares	Shares	Average	Cost	$0.0001	Capital
June	-	15,000	15,000	15,000	$0.0500	$750.00	$1.50	$748.50
July	-	15,000	15,000	15,000	$0.0181	$271.50	$1.50	$270.00
August	-	15,000	15,000	15,000	$0.0127	$190.50	$1.50	$189.00
Quarter Total	-	45,000	45,000	-	$0.0269	$1,212.00	$4.50	$1,207.50
September	-	10,000	10,000	10,000	$0.0098	$98.00	$1.00	$97.00
October	-	10,000	10,000	10,000	$0.0050	$50.00	$1.00	$49.00
November	-	10,000	10,000	10,000	$0.0020	$20.00	$1.00	$19.00
Quarter Total	-	30,000	30,000	-	$0.0056	$168.00	$3.00	$165.00
December	-	10,000	10,000	10,000	$0.0055	$55.00	$1.00	$54.00
January	-	10,000	10,000	10,000	$0.0113	$113.00	$1.00	$112.00
February	-	10,000	10,000	10,000	$0.0879	$879.00	$1.00	$878.00
Quarter Total	-	30,000	30,000	-	$0.0349	$1,047.00	$3.00	$1,044.00
March	-	10,000	10,000	10,000	$0.0732	$732.00	$1.00	$731.00
April	-	10,000	10,000	10,000	$0.0800	$800.00	$1.00	$799.00
May	-	3,387	3,387	3,387	$0.0530	$179.51	$0.34	$179.17
May	-	7,742	7,742	7,742	$0.0510	$394.84	$0.77	$394.07
Quarter Total	-	31,129	31,129	-	$0.0677	$2,106.35	$3.11	$2,103.24
Year Total	-	136,129	136,129	-	$0.0333	$4,533.35	$13.61	$4,519.74

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

The Company issued 10,000 common shares on February 28, 2011 for $1,100 pursuant to an Oil and Gas Field Operations Services agreement with the Company for bonuses earned. The employment contract with Mr. Grub terminated on July 31, 2011 and was not renewed by the Company.

F.

Sales of Unregistered Securities

We issued shares of our common stock to investors which were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) thereof, or Regulation D or Regulation S promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us.

On November 30, 2010 the Company issued 1,259,000 common shares for a $62,950 for Accounts Receivable assignment, refer to NOTE 21: ACCOUNTS RECIEVABLE PURCHASE of the Consolidated Financial Statements.

On November 30, 2010 the Company issued 741,000 common shares for $37,050 cash in a negotiated transaction with an investor to fund the ongoing operations of the Company.

On April 12, 2012 the Company issued 18 Million shares for $900,000 pursuant to a twenty-four month investment banking agreement.

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

Introduction

We are an independent oil and natural gas development and production company. Our basic business model is to increase shareholder value by finding and developing oil and gas production through the development activities, which include drilling offset oil and gas wells and re-entering oil and gas wells, that have historical oil and gas production or are currently producing oil and gas, and selling the production from these, worked over wells at a profit. To be successful, we must, over time, need to complete our goal of raising sufficient funds to drill offset wells or complete development programs over the next year and then sell the resulting production at a price that is sufficient to cover our operating expenses, administrative costs and interest expense, plus offer us a return on our capital investment.

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

Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities subject to the Company obtaining the necessary funding for the offset drilling or development programs.

During the past two fiscal years, we have been involved in searching for an acquisition that would provide us with revenue and positive cash flow. Our inability to generate revenue for the 12 month period ending May 31, 2012 is due primarily to difficulties in our ability to raise sufficient funds necessary to close on the acquisition of an oil producing, cash flow positive, property in Texas during the past fiscal year. There are no assurances that the Company will be successful in raising sufficient funds to accomplish our goals and objectives.

Results Of Operations For Fiscal Year Ended May 31, 2012 as compared to May 31, 2011.

Revenues

We generated limited revenues, with no revenue for the fiscal period ending May 31, 2012 and $4,637 for the fiscal period ending May 31, 2011. Our operations to date have been financed by the sale of our common stock and third party loans.  Operating expenses decreased for the year ended May 31, 2012 which totalled $585,774 as compared to $614,592 for the year ended May 31, 2011. Our largest single operating expense to date has been professional fees totalling $540,033 for the year ended May 31, 2012 as compared to $577,234 for the year ended May 31, 2011. Most of these expenses have been incurred in  connection with our attempts to establish field operations and in connection with ongoing corporate activities. General and Administrative expenses, including professional fees, totalled $557,330 and $614,876 respectively.

We incurred a net loss of $985,517, which includes an one-time impairment charge of $399,743, compared to the net loss of $614.592 for the period ending May 31, 2012.

Until we obtain additional funding to complete our oil and gas well development program, we do not anticipate generating additional revenues, and any revenues that we generate may not be sufficient to cover our operating expenses.  In which case we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

Assets and Liabilities

Our primary financial resource is our base of our unproven oil and gas leases. Our ability to fund our capital expenditure program is dependent upon the availability of capital resource financing. In the next fiscal year, we plan on spending approximately $5,000,000 in new capital investments for a 30 well offset drilling program, however our actual expenditures may vary significantly from this estimate if our plans for to obtain financing changes during the year. Factors such as changes in operating margins due to changes in the price of oil and gas and the availability of capital resources could increase or decrease our ultimate level of expenditures during the next fiscal year.

The changes in our capital resources at May 31, 2012 compared with May 31, 2011 are:

	May 31, 2012	May 31, 2011	Increase (Decrease)	Percentage Change

Cash	$-0-	$25,069	$(25,069)	100.00%
Current Assets	$833,274	$25,352	$807,922	3,186.87%
Total Assets	$833,964	$50,395	$783,569	1,554.87%
Current Liabilities	$1,456,318	$595,308	$861,010	144.63%
Total Liabilities	$1,582,128	$720,429	$861,699	119.61%
Working Capital Deficit	$1,456,318	$570,239	$886,078	155.39%

Our working capital deficit increased by $886,078, from ($570,239) as of May 31, 2011 to ($1,456,318) as of May 31, 2012. This increase in the deficit was due to the amount of resources that was expended to purchase oil and gas leases in Texas, and complete all the necessary SEC filings.

Over the last year, we have repositioned our Company to better meet our corporate goals and objectives, which have allowed us to move forward with our goals and objectives of being an oil and gas producing company. Our business is capital intensive. Our ability to grow is dependent upon favorably obtaining outside debt and capital and generating cash flows from operating activities necessary to fund our investment activities. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on successful development activities and our ability to seek and secure capital from external sources, should we be unable to achieve sustainable profitability this could cause any equity investment in the Company to become worthless.

Major sources of funds in the past for us have included the debt or equity markets. We will have to rely on these capital markets to fund future operations and growth. Our business model is focused on the development (workover programs) on our properties. Our ability to generate future revenues and operating cash flow will depend on successful completion of our planned programs and the acquisition of oil and gas producing properties, which may very likely require us to continue to raise equity or debt capital from outside sources.

The Company has ongoing capital commitments to develop certain leases pursuant to their underlying terms. Failure to meet such ongoing commitments may result in the loss of the right to participate in future development programs on certain leases or the loss of the lease itself. These ongoing capital commitments require us to seek capital from sources outside of the Company. The current uncertainty in the credit and capital markets, and the economic downturn, may restrict our ability to obtain needed capital.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	May 31, 2012	May 31, 2011	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$47,870	$(97,977)	$145,847	148.86%
Net cash provided by (used in) investing activities	$(408,087)	$(23,840)	$384,247	1,611.78%
Net cash provided by financing activities	$335,149	$124,500	$210,649	169.20%

Cash Flow Used in Operating activities:

Cash flow from operating activities is derived from the limited production of our oil and changes in the balances of  payables, or other non-oil property asset account balances. For the year ended May 31, 2012, we had a positive cash flow from operating activities of $47,870, in comparison to a negative cash flow of $97,977 for the year ended May 31, 2011. The increase of $145,847 was the result of an increase in our payables balance. Variations in cash flow from operating activities may affect our level of development expenditures. Our expenditures consist primarily of our General and Administrative (G&A) expenses, which consist of consulting and professional services, employee compensation, legal, accounting, travel and other G&A expenses, which we have incurred in order to address necessary organizational activities.

Cash Flow from Investing Activities:

Cash flow from investing activities is derived from the acquisitions of our oil and gas property, plant and equipment and Other Assets. Cash used in investing activities for the year ended May 31, 2012 was ($403,087), an increase of $384,247 from the ($23,840) for the year ended May 31, 2011.

Cash Flow from Financing activities:

Cash flow from financing activities is derived from long-term liability account balances or in equity, account balances excluding retained earnings. Cash flow provided by financing activities was $335,149 for the year ended May 31, 2012. This is in comparison to $124,500 provided by financing activities for the year ended May 31, 2011. The increase of $210,649 in funds was borrowed for the acquisition of oil and gas leases and for our G&A expenses. We anticipate it will be necessary to rely on additional funding from the debt financing and from capital markets in the current fiscal year.

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

Plan of Operation For Fiscal Year 2013

We will attempt to source equity or debt financing, or Joint Venture partners for our operating costs and for our oil and gas well drilling programs or attempt to identify a profitable acquisition candidate. We have had discussions with several companies and individuals for funding and/or Joint Ventures. However, we have not come to terms with any company or individual as of May 31, 2012. We will attempt to finance our operating expenses with additional debt or through equity financing.

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

The Company’s financial statements are prepared using the accrual method of accounting and according to the provision of Statement of Financial Accounting No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises”. The Company is considered a development-stage entity.

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

We have audited the accompanying balance sheets of Xun Energy, Inc. and subsidiaries (a Nevada corporation in the development stage) as of May 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2012 and 2011, and from inception (December 20, 2007) through May 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xun Energy, Inc. and subsidiaries as of May 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended May 31, 2012 and 2011, and from inception (December 20, 2007) through May 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of May 31, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 5 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

September 13, 2012

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
As of MAY 31, 2012 and MAY 31, 2011
(Expressed in U.S. dollars)

	May 31, 2012	May 31, 2011

ASSETS
Current Assets:
Cash	$-	$25,069
Other Current Assets	833,274	283
Total Current Assets	833,274	25,352
Fixed Assets:
Property, Plant and Equipment, net depletion	-	18,840
Total Fixed Assets	-	18,840

Other Assets	690	6,203
Total Assets	$833,964	$50,395

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,036,669	$510,808
Loan payable	419,649	59,500
Loan payable - Related Party	-	25,000
Total Current Liabilities	1,456,318	595,308
Long Term Liabilities:
Notes - 3 Years and Less	116,374	115,737
Notes - 3 Years and Less Related Party	9,436	9,384
Total Long Term Liabilities	125,810	125,121
Total Liabilities	$1,582,128	$720,429

Stockholders' Equity (Deficit):
Preferred Stock, par value $0.0001, 50,000,000 shares authorized,
none issued and outstanding	$-	$-
Common Stock, par value $0.0001, 5,000,000,000 shares authorized,
330,643,500 and 312,501,000 shares issued and outstanding, respectively	33,064	31,250
Paid in Capital	919,881	14,308
Accumulated Deficit	(1,701,109)	(715,592)
Total Stockholders' Equity (Deficit)	(748,164)	(670,034)
Total Liabilities and Stockholders' Equity (Deficit)	$833,964	$50,395

The accompanying notes are an integral part of these consolidated financial statements

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD ENDED MAY 31, 2012 AND 2011
(Expressed in U.S. dollars)

	For the year ended May 31, 2012	For the year ended May 31, 2011	December 20, 2007 (Inception) To May 31, 2012

Revenue
Revenue - Operations	$-	$4,637	$4,637
Total Revenue	$-	$4,637	$4,637

Cost of Goods Sold	$-	$1,653	$1,653

Gross Profit	$-	$2,984	$2,984

Expenses
General and Administrative	$557,330	$614,876	$1,272,613
Loss before income taxes	$(557,330)	$(611,892)	$(1,269,629)

Other income (expense)	$(428,187)	$(2,701)	$(431,480)

Provision for Income Taxes	$-	$-	$-

Net (Loss)	$(985,517)	$(614,592)	$(1,701,109)

Basic and Diluted
(Loss) per Common Shares	a	a

Weighted Average
Number of Common Shares*1	313,943,234	476,388,774

a = Less than ($0.01) per share

The accompanying notes are an integral part of these consolidated financial statements

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. dollars)

			Additional Paid in Capital
	Common Stock			Retained Earnings	Total Equity
	Shares*	Amount
Inception December 20, 2007	-	$-	$-	$-	$-
Common stock issued to Directors	400,000,000	40,000	(35,000)	-	5,000
for cash December 20, 2007
at 0.001 per share
Private placement closed on
March 31 at 0.04 per share	110,416,000	11,042	$44,166	$-	$55,208
Net loss for the year				(85)	(85)
Balance, May 31, 2008	510,416,000	$51,042	$9,166	$(85)	$60,123
Net loss for the year	-	-	-	(50,170)	(50,170)
Balance, May 31, 2009	510,416,000	$51,042	$9,166	$(50,255)	$9,953
Net loss for the year	-	-	-	(50,744)	(50,744)
Balance, May 31, 2010	510,416,000	$51,042	$9,166	$(100,999)	$(40,791)
Common stock issued to Directors	37,500	4	3,296	-	3,300
For purchase of Accounts Receivable	1,259,000	126	62,824	-	62,950
For cash November 30, 2010	741,000	74	36,976	-	37,050
Common stock issued to Directors	37,500	4	5,946	-	5,950
Common stock issued to Consultant	10,000	1	1,099	-	1,100
Common stock retirement	(200,000,000)	(20,000)	(105,000)	-	(125,000)
Net loss for the period	-	-	-	(614,592)	(614,592)
Balance, May 31, 2011	312,501,000	$31,250	$14,308	$(715,592)	$(670,034)
Common stock issued to Directors	37,500	4	4,956	-	4,960
Common stock issued to Directors	30,000	3	805	-	808
Common stock issued to Directors	75,000	8	1,612	-	1,619
Common stock issued to Consultant	18,000,000	1,800	898,200	-	900,000
Net loss for the period	-	-	-	(985,517)	(985,517)
Balance, May 31, 2012	330,643,500	$33,064	$919,881	$(1,701,109)	$(748,164)

* - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The accompanying notes are an integral part of these consolidated financial statements

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED MAY 31, 2012 AND 2011

(Expressed in U.S. dollars)

	For the year ended May 31, 2012	For the year ended May 31, 2011	December 20, 2007 (Inception) to May 31, 2012

Operating Activities
Net (Loss)	$(985,517)	$(614,592)	$(1,701,109)
Adjustments to reconcile net loss to
net cash used by operating activities
Share based compensation	$7,387	$10,350	$17,737
Non-Cash amortization	$75,000	$-	$75,000
Non-Cash inventory	$283	$-	$283
Corporate Overhead allocated to Fixed Assets	$-	$(2,322)	$(2,322)
Depletion	$-	$835	$835
Accrued Interest on Notes 3 Years and Less	$689	$121	$810
Changes in net assets and liabilities-
Property, Plant and Equipment impairment	$18,840	$-	$18,840
Oil and Gas Leases forfeitures	$5,583	$-	$5,583
Oil and Gas Lease impairment	$399,743	$-	$399,743
Accounts receivable and accrued receivables	$-	$-	$-
Accounts payable and accrued liabilities	$525,861	$507,631	$1,036,669
Net Cash Used By Operating Activities	$47,870	$(97,977)	$(147,930)

INVESTING ACTIVITIES
Purchase of Other Current Assets	$(408,017)	$-	$(408,017)
Purchase of Fixed Assets	$-	$(17,637)	$(17,637)
Purchase of Intangible Assets	$(70)	$(5,703)	$(5,773)
Purchase of Long Term Assets	$-	$(500)	$(500)
Net Cash Used By Investing Activities	$(408,087)	$(23,840)	$(431,927)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	$-	$100,000	$160,208
Repayment of loans	$(35,642)	$(81,000)	$(116,642)
Proceeds from loans	$370,791	$105,500	$536,291
Cash Provided by Financing Activities	$335,149	$124,500	$579,857

Net Increase in Cash	$(25,069)	$2,683	$-

Cash, Beginning of Period	$25,069	$22,386	$-

Cash, End of Period	$0	$25,069	$0

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for income taxes	$0	$-	$-
Cash paid for interest	$0	$222	$222

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Inventory - non cash capitalization	$(283)	$283	$-
Prepaid Expenses - non-cash capitalization	$900,000	$-	$900,000

The accompanying notes are an integral part of these consolidated financial statements

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company is engaged primarily in the acquisition, work-over development, and production of oil and gas properties. Such activities are concentrated in North American onshore, primarily in the United States in the State of Kentucky, Texas and Pennsylvania. The Company plans to acquire producing or near producing oil and gas properties that will provide cash flow and an upside for future development. We will be scouting for additional properties in and around Texas, Oklahoma, Pennsylvania, Kansas and in Canada.

The Company was incorporated under the laws of the state of Nevada on December 20, 2007 as Real Value Estates, Inc. On July 20, 2010, the Company changed its name to Xun Energy, Inc. and on February 7, 2011, the Company established two subsidiaries in the State of Kentucky.  The Company acquired three oil and gas leases in the State of Kentucky on February 28, 2011 and began production of oil on one of its leases in March 2011.

On April 18, 2011, the Company filed a Form 8-K with the United States Securities and Exchange Commission (“SEC”) disclosing that the Company is no longer considered a shell and has completed a development program on one of its wells.

On February 6, 2012, the Company established a subsidiary in the State of Florida.

NOTE  2: SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

BASIS OF ACCOUNTING

Our consolidated financial statements include the accounts of all of our wholly-owned subsidiaries and we have eliminated all significant intercompany balances and transactions in consolidation.

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

EARNINGS PER SHARE

Basic earnings per share amounts are computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

CASH AND CASH EQUIVALENTS

The Company may, from time to time, invest cash in excess of our immediate operating requirements in short-term time deposits and money market instruments generally with original maturities at the date of purchase of three months or less. The Company considers all liquid investments with maturity of three months or less when purchased to be cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates, and changes in these estimates are recorded when known. Significant items subject to such estimates and assumptions include, but are not limited to, the following:

• Estimates of proved reserves and related estimates of the present value of future net revenues;
• Carrying value of oil and gas properties;
• Estimates of the fair value of reporting units and related assessment of goodwill for impairment;
• Income taxes;
• Asset retirement obligations;
• Legal contingencies and environmental risks and exposures.

PROPERTY AND EQUIPMENT

The Company follows the successful efforts (“SE”) cost method of accounting for its oil and gas properties. Accordingly, only those expenses associated with successfully locating new oil and natural gas reserves are capitalized. For unsuccessful (or "dry hole") results, the associated operating costs are immediately charged against revenues for that period.

All costs incidental to the acquisition, exploration, and development of oil and gas properties, including costs of undeveloped leasehold, and leasehold equipment, are capitalized.  Please refer to INTANGIBLE ASSETS - LEGAL AND CONTRACTUAL - RIGHTS in this NOTE for further detail.

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

Depletion is charged for each barrel of oil equivalent until the oil or gas well is no longer deemed economical for production of oil or gas. An over recovery of depletion by the Company may result from oil and gas wells producing more oil and gas than the reserve reports estimated. The over-recovery will be charged to income on a quarterly basis after the Company reviews the over-recovery and deducts an allowance for remediation, well capping and abandonment and future maintenance or development costs.

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

DEVELOPMENT - WORKOVER PROGRAM

The Company’s development - workover program consists of re-entering or completing a workover on an oil or gas well that has a historical evidence of oil or gas production or that is currently producing oil and gas at a fractional output compared to when the oil and gas wells first came into production. Workover activities include one or more of a variety of remedial operations on a producing well or inactive well to try to increase production. All costs of a workover are capitalized and amortized (depletion) on a per-unit of barrel equivalent of production.

DEVELOPMENT - OFFSET DRILLING

The Company's development - offset drilling program consists of drilling new wells within a proven and producing property. Well locations are selected by geologists based on known and historical data from producing oil and gas wells within the property or adjoining properties. All costs of drilling a new offset well are capitalized and amortized (depletion) on a per-unit of barrel equivalent of production.

RESERVES

The Company does not have proven reserves of oil or gas on its current oil and gas leases.

 INTANGIBLE ASSETS - LEGAL AND CONTRACTUAL - RIGHTS

The Company capitalizes the expenses incurred for acquiring oil and gas leases. The oil and gas leases are contracts between mineral owner, otherwise known as the lessor and the Company or working interest owner, otherwise known as the lessee in which the lessor grants the lessee the rights to explore, drill and produce oil, gas and other minerals for a specified primary term and thereafter as long as oil, gas, or other minerals are being produced in paying quantities. This lease gives the lessee a working interest. The oil and gas lease is granted in exchange for royalty payments to the lessor.

The capitalized costs include but are not limited to: the acquisition cost of the oil and gas leases, legal, travel, consultant studies, reserve reports, financing charges including an overhead allocation on closing. Many of the oil and gas leases have production covenants, which if not complied with during the term of the lease, the Company may forfeit the oil and gas lease. On a yearly basis, the oil and gas leases are reviewed for expiry and or non performance by the Company of any of the covenants in the oil and gas leases. The detailed analysis of our Oil and Gas Rights are as follows:

	As of
Description	May 31, 2012	May 31, 2011
Oil and Gas Leases: Beginning of year	$5,583	$-
Acquisitions/Work in Progress	399,743	5,583
	405,326	5,583
Forfeitures during the period	(5,583)	-
Impairments during the period	(399,743)	-
Oil and Gas Leases: End of year	$-	$5,583

REVENUE RECOGNITION

Oil and gas sales are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred, and collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a pipeline, railcar, truck, or a tanker lifting has occurred. Cash received relating to future production is deferred and recognized when all revenue recognition criteria are met. Taxes assessed by governmental authorities on oil and gas sales are included in the Cost of Goods in the accompanying Consolidated Statements of Operations.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses are reported net of amounts reimbursed by working interest owners of the oil and gas properties operated by the Company.

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

RECLAMATION BONDS

Included in Other Assets as of May 31, 2012, is a Bond with the State of Kentucky for $500. The State of Kentucky requires a bond to be posted for each well should the Company fail to perform with the proper plugging and abandonment of any well. Bond deposits vary by the well depth.

NOTE 3: OTHER CURRENT ASSETS

The Other Current Assets account consists of inventory and prepaid expenses. During the year, the Company entered into a twenty-four month agreement with Charles Morgan Securities Inc. (“CMS”) pursuant to which CMS will provide consulting services in connection with the Company’s business affairs and assist the Company in raising capital. As one of the considerations for the services to be provided by CMS, the Company paid CMS eighteen million shares of the Company on execution of the agreement. The Company charged $900,000 as a prepaid financial services expense and is amortizing the prepaid expense over 24 months. The detailed analysis of the Other Current Assets is as follows:

	As of
Description	May 31, 2012	May 31, 2011
Finished Goods Inventory	$-	$283
Prepaid Legal	$8,274	$-
Prepaid Financial Services	$825,000	$-
Balance end of period:	$833,274	$283

NOTE 4: ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of May 31, 2012.

NOTE 5: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 20, 2007) to May 31, 2012. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Comnpany has negative working capital and has no cash. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts. There is no guarantee that the Company will be successful generating profits from its oil and gas operations.

NOTE 6: RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On December 20, 2007, pursuant to the terms of a subscription agreement, we sold 80 million (post forward split) shares of our common stock to Ms. Marina Karpilovski, the Company's former President and a director, for cash payment to us of $1,000. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act, as no advertising or general solicitation was employed in offering the securities, the offering and sale was made only to Ms. Karpilovski who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act.

On December 20, 2007 pursuant to the terms of a subscription agreement, we sold 320 million (post forward split) shares of our common stock to Mr. Michael Zazkis, the Company's former Secretary, Treasurer, and a director, for cash payment to us of $4,000. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act, as no advertising or general solicitation was employed in offering the securities, the offering and sale was made only to Mr. Zazkis who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act.

On March 28, 2011, the Company entered into Redemption Agreement with Peter Matousek, the Company’s president and director, which provides in part for the Company to redeem from Mr. Matousek 140 million shares of the Company’s common stock at a price of $87,500 or $0.000625 per share. On May 31, 2011, Mr. Matousek assigned the Note Payable to Comtax Services, Inc.

The Company issued an aggregate of 142,500 shares for the period ending May 31, 2012 with an average price of $0.0518 per share to the Executive and Board pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek and a Board Member Compensation Agreement with Mr. Peter Matousek, Mr. Donald Lynch, Mr. Kevin M. Grapes, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier, refer to NOTE 18: EXECUTIVE AND BOARD COMPENSATION for additional detail.

Prior to June 1, 2011, our President, CEO and Director, Jerry G. Mikolajczyk, performed services for the Company on a consulting contract through a consulting agency, Comtax Services, Inc. (Comtax). From April 1, 2010 to February 28, 2011, Comtax charged a fixed monthly fee of $2,500, a minimum of 10 hours per month for Mr. Mikolajczyk, an aggregate of $27,500 for the 11 months for Mr. Mikolajczyk’s services to the Company. For the period March 1, 2011 to May 31, 2011, Comtax charged the Company an aggregate of $387,275 (1,106.5 hours) for the services of Mr. Mikolajczyk. The Company is indebted to Comtax an aggregate of $805,653 as of May 31, 2012 which consists of loans payable - $286,600 (see NOTE 12), trade payables $412,115 and Long Term Note Payable – Less than 3 years - $106,938 including accrued interest. Comtax acquired the Long Term Notes Payable – Less than 3 years for $87,500 from our former President and CEO, Peter Matousek, (see NOTE 14), and $18,750 from two other shareholders. Comtax is the largest single creditor to the Company comprising of 50.9% of the Company’s total liabilities.

Mr. Mikolajczyk was an officer of Comtax until his resignation on May 31, 2011 and terminated his consulting contract with Comtax as of May 31, 2011 prior to accepting his executive and director positions with the Company.

NOTE 7:  INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During each fiscal year from 2008 thru 2012, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset of approximately $595,388 (assuming a 35% effective tax rate) generated by the loss carry-forward has been fully reserved.

The Company files income tax returns in the United States, the states of Kentucky and Florida.

The Company did not identify any material uncertain tax positions on tax returns filed, nor did the company recognize any interest or penalties for unrecognized tax benefits.

NOTE 8:  NET OPERATING LOSSES

As of May 31, 2012, the Company has a net consolidated operating loss carry-forward of approximately $1,701,109, which will expire 20 years from the date the loss was incurred. Included in the net operating loss is the forfeiture of the Kentucky oil and gas leases including an impairment charge of $399,743 incurred by the Company for failure to close on the West Crockett oil and gas leases, refer to NOTE 23: AQUISITION OF CROCKETT ENERGY CORPORATION.

NOTE 9: STOCKHOLDERS’ EQUITY

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

The Company authorized and approved an aggregate of 112,500 shares for the period ending May 31, 2011 with an average price of $0.1263 per share to the Executive and Board pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek and a Board Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch. During the fiscal year ending May 31, 2011, the Company issued 75,000 of the 112,500 shares to the Executive and Board with the remaining 37,500 shares issued on June 6, 2011.

The Company issued 18 Million shares on April 12, 2012 for $900,000 pursuant to a twenty-four month agreement with Charles Morgan Securities Inc.

The Company authorized and approved an aggregate of 136,129 shares for the period ended May 31, 2012 with an average price of $0.0333 per share to the Executive and Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Donald Lynch, Mr. Jerry G. Mikolajczyk,  Mr. Kevin M. Grapes and Dr. William D. Spier, refer to NOTE 18: EXECUTIVE AND BOARD COMPENSATION for additional detail. The Company issued 31,129 of the 136,129 shares to the Board on June 25, 2012.

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

On May 31, 2011, Mr. Jerry G. Mikolajczyk, our President, CEO and Director, acquired 180,000,000 common shares of the company from Mr. Peter Matousek, former President, CEO and Director of the Company. The common share acquisition by Mr. Mikolajczyk gave him control of 57.6% of the issued and outstanding shares of the Company. Subsequent to May 31, 2011, Mr. Mikolajczyk has acquired additional shares directly and indirectly in the Company. As of Mr. Mikolajczyk’s last Form 4 filed with the SEC on August 27, 2012, Mr. Mikolajczyk is beneficial owner of 188,504,421 (57.01%) of the issued and outstanding shares of the Company.

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

The Company has loans in the amount of $286,600, is non-interest bearing, with COMTAX. The loans from COMTAX have been provided to the Company as working capital. COMTAX is a shareholder of the Company with stock holdings of 4.75% in the Company.

The Company issued two Promissory Notes, one for $100,000 and the second for $30,000, with Altmann Revocable Living Trust, Rlt. (ALRT), totaling $130,000 due on or before December 31, 2012 with interest calculated at 8% per annum. The Company entered into a Purchase Agreement with ALRT on February 13, 2012 for the acquisition of 100% of ALRT's interest in Crockett Energy Corporation (CEC), refer to NOTE 23, AQUISITION OF CROCKETT ENERGY CORPORATION, which resulted in a negotiated assumption by the Company of the loans that CEC had with ALRT in the amount of $30,000. ALRT also loaned the Company 100,000 on February 14, 2012.

NOTE 13: LOAN PAYABLE – RELATED PARTY

The Company had a loan in the amount of $25,000 from Jerry G. Mikolajczyk, our President, CEO, and Director as of May 31, 2011. The loan is non-interest bearing and was due on July 10, 2011 and was extended to July 29, 2011. The $25,000 was provided to the Company on May 10, 2011, which was used for a deposit into an Escrow Account for the purpose of facilitating an Offer to Purchase shares of the Company dated May 10, 2011 by Lea Kennedy d/b/a LuxemBarings. The $25,000 was returned to the Company from the Escrow Agent on July 27, 2011 and paid back to Mr. Mikolajczyk on July 29, 2011.

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

NOTE 16: CORPORATE ACTIONS

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

NOTE 17: COMMITMENTS

The Company entered in a Management and Financial Service Agreement with Mr. Wayne St. Cyr as the Executive Vice President, Marketing and Strategic Development on December 21, 2010 for a ten day period ending December 31, 2010 which was extended for a 12 month term to December 31, 2011, whereby the Executive Vice President, Marketing and Strategic Development is paid $10,000 per month. The Company has not renewed the contract with Mr. Ct. Cyr and has retained Mr. St. Cyr on a month to month basis. In addition to his duties as Executive Vice President, Marketing and Strategic Development, Mr. St. Cyr is the Corporate Secretary for the Company. Mr. St Cyr is paid $10,000 per month.

The Company entered into a Management and Financial Service Agreement for Mr. Jerry G. Mikolajczyk for a 12-month period commencing on June 1, 2011 and ending May 31, 2012. Mr. Mikolajczyk is hired through a service company, and will be paid $120,000 in cash payments for the services of Mr. Mikolajczyk. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000. The Company has not renewed the contract with Mr. Mikolajczyk. Mr. Mikolajczyk continues to work for the Company on a month-to-month basis and is paid $10,000 per month.

The Company entered into a Management and Financial Service Agreement with Mr. Peter Matousek for a 12-month period commencing June 1, 2011 and ending May 31, 2012 whereby Mr. Matousek will be paid $90,000 in cash payments. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000. The Company has not renewed the contract with Mr. Matousek. Mr. Matousek continues to work for the Company on a month-to-month basis and is paid $7,500 per month.

NOTE 18: EXECUTIVE AND BOARD COMPENSATION

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

The Company entered into Board Member Compensation Agreements with Mr. Kevin M. Grapes and Mr. Jerry G. Mikolajczyk as directors of the Company for a term of one (1) year ending August 31, 2012. Both Mr. Grapes and Mr. Mikolajczyk will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses.  On May 21, 2012, Mr. Kevin M. Grapes resigned as a Board member.

On May 22, 2012, Company entered into a Board Member Compensation Agreement with Dr. William D. Spier as a director of the Company for a term of one (1) year ending May 31, 2013.

On May 25, 2012, Company entered into a Board Member Compensation Agreement with Mr. Peter Matousek as a director of the Company for a term of one (1) year ending May 31, 2013.

Both Dr. Spier and Mr. Matousek will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses.

The Company authorized and approved an aggregate of 136,129 shares for the period ended May 31, 2012 with an average price of $0.0333 per share to the Board pursuant to a Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Kevin M. Grapes, Mr. Peter Matousek and Dr. William D. Spier. The Company issued 105,000 of the 136,129 shares to the Board as of May 31, 2012.

The table below represents the shares issued  or reserved to the Board with the 5-Day Average Share Closing Price:

				Fiscal Year	5-Day		Par
	Shares		Total	Aggregate	Share		Value	Paid In
Month	Executive	Board	Shares	Shares	Average	Cost	$0.0001	Capital
June	-	15,000	15,000	15,000	$0.0500	$750.00	$1.50	$748.50
July	-	15,000	15,000	15,000	$0.0181	$271.50	$1.50	$270.00
August	-	15,000	15,000	15,000	$0.0127	$190.50	$1.50	$189.00
Quarter Total	-	45,000	45,000	-	$0.0269	$1,212.00	$4.50	$1,207.50
September	-	10,000	10,000	10,000	$0.0098	$98.00	$1.00	$97.00
October	-	10,000	10,000	10,000	$0.0050	$50.00	$1.00	$49.00
November	-	10,000	10,000	10,000	$0.0020	$20.00	$1.00	$19.00
Quarter Total	-	30,000	30,000	-	$0.0056	$168.00	$3.00	$165.00
December	-	10,000	10,000	10,000	$0.0055	$55.00	$1.00	$54.00
January	-	10,000	10,000	10,000	$0.0113	$113.00	$1.00	$112.00
February	-	10,000	10,000	10,000	$0.0879	$879.00	$1.00	$878.00
Quarter Total	-	30,000	30,000	-	$0.0349	$1,047.00	$3.00	$1,044.00
March	-	10,000	10,000	10,000	$0.0732	$732.00	$1.00	$731.00
April	-	10,000	10,000	10,000	$0.0800	$800.00	$1.00	$799.00
May	-	3,387	3,387	3,387	$0.0530	$179.51	$0.34	$179.17
May	-	7,742	7,742	7,742	$0.0510	$394.84	$0.77	$394.07
Quarter Total	-	31,129	31,129	-	$0.0677	$2,106.35	$3.11	$2,103.24
Year Total	-	136,129	136,129	-	$0.0333	$4,533.35	$13.61	$4,519.74

NOTE 19: ACCOUNTS RECEIVABLE PURCHASE

The Company, on November 30, 2010, entered into an Accounts Receivable Assignment (the “Assignment”) with Comtax whereby Comtax assigned to the Company $147,965 in accounts receivable due Comtax from Global Power and Water Industries, Inc. (Global) in consideration for 1,259,000 common shares of the Company at a share price of $.05 for a total of $62,950. The $62,950 equals the monies owed by the Company to Global in the form of Promissory Notes and interest due in March 2011 and April 2011 discussed in NOTE 12.

Since entering the Assignment, Comtax has filed a civil action on December 16, 2010, Case Number 05-2010-CA-064575, with the County of Brevard, in the State of Florida, seeking judgment against Global for $147,965 plus interest, costs and other relief this court deems just and proper. On January 22, 2011, Comtax was awarded a Clerk of Courts default judgment, Brevard County, Florida. On April 12, 2011, the Circuit Court of the 18th Judicial Circuit, Brevard County, Florida, granted final judgment in favour of Comtax for $151,269.41 against Global.

The Company used the Comtax accounts receivable of $62,950 from Global and offset it against the Promissory Notes and interest payable by the Company to Global of $62,950, netting each other out and providing a cash flow saving of $62,950 to the Company. The remaining balance of the judgment, $88,319.41 is uncollectible and was charged against Paid In Capital.

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

NOTE 21: COMMON SHARES PURCHASE LITIGATION

On May 10, 2011, the Company accepted an Offer to Purchase from Lea Kennedy d/b/a LuxemBarings (“Purchaser”) to purchase $10 million of the Company’s common stock based on the average of 5 consecutive trading day’s close prior to date of closing. The Offer to Purchase was scheduled to close on or before June 24, 2011. The Purchaser failed to complete the transaction, after mutually agreed extensions of the closing date. The Company has retained legal counsel to take legal action against the Purchaser for failing to complete the purchase transaction and for damages to the Company as a result of the failure to complete the transaction. The Company has recognized losses, at cost, in the financial statements for the period ended May 31, 2012.

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

On May 31, 2011, Mr. Matousek, our President and CEO, advised that the roles and responsibilities are increasing for the Company and that Mr. Jerry G. Mikolajczyk, while as consultant to the Company, has been instrumental in developing and building the Company to its current status including funding and operations. Mr. Matousek advised that it is in the best interests for the Company and the Shareholders that Mr. Mikolajczyk have authority to continue developing the Company and have authority to make decisions at an Executive Level of the Company. Subsequently, Mr. Matousek resigned as President, CEO and CFO and the Company appointed Jerry G. Mikolajczyk as Interim President, CEO and CFO until a permanent President and CEO is recruited and a permanent CFO is recruited. The Company entered into a Management and Financial Service Agreement for Mr. Jerry G. Mikolajczyk for a 12-month period commencing on June 1, 2011 and ending May 31, 2012. Mr. Mikolajczyk is hired through a service company, and will be paid $120,000 in cash payments for the services of Mr. Mikolajczyk. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000. The Company has not renewed the contract with Mr. Mikolajczyk. Mr. Mikolajczyk continues to work for the Company on a month-to-month basis and is paid $10,000 per month.

The Company also appointed Mr. Peter Matousek as the Company’s Vice-President of Investor Relations. The Company entered into a Management and Financial Service Agreement with Mr. Peter Matousek for a 12-month period commencing June 1, 2011 and ending May 31, 2012 whereby Mr. Matousek will be paid $90,000 in cash payments. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million. The Company has not renewed the contract with Mr. Matousek. Mr. Matousek continues to work for the Company on a month-to-month basis and is paid $7,500 per month.

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

On May 21, 2012, Mr. Kevin M. Grapes resigned as a Board member.

On May 22, 2012, Company entered into a Board Member Compensation Agreement with Dr. William D. Spier as a director of the Company for a term of one (1) year ending May 31, 2013.

On May 25, 2012, Company entered into a Board Member Compensation Agreement with Mr. Peter Matousek as a director of the Company for a term of one (1) year ending May 31, 2013.

Each Board member will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

NOTE 23: AQUISITION OF CROCKETT ENERGY CORPORATION

On February 13, 2012, the Company entered into an agreement, Bill of Sale - ALRT, which provides in part, for the Company to acquire from Altmann Revocable Living Trust, RLT (ALRT) 100% of all of its rights, title and interest in Common Voting Shares of Crockett Energy Corporation (CEC) for 45 million Units of the Company. The Purchase Price is $2.25 million.

A unit is defined as one (1) common voting share and one (1) warrant to purchase a common share of the Company. The Company's warrants in this transaction shall entitle Altmann Revocable Living Trust, RLT the right to acquire one (1) common voting share of the Company at the following exercise  prices based on the following time periods:

• Exercise price of $ .50 per share prior to Nov 30, 2012;
• Exercise price of $1.00 per share prior to May 31, 2013;
• Exercise price of $2.00 per share prior to May 31, 2014;
• Exercise price of $2.00 per share prior to May 31, 2014;
• Exercise price of $3.00 per share prior to May 31, 2015;
• Exercise price of $4.00 per share prior to May 31, 2016.

On February 14, 2012, the Company entered into an agreement, Bill of Sale - Mikolajczyk, which provides in part, for the Company to acquire from Jerry G. Mikolajczyk, our President, CEO and Director, 100% of all of his rights, title and interest in Common Voting Shares of Crockett Energy Corporation (CEC) for $1.00.

Closing of the transaction is subject to the satisfaction of conditions precedent including but not limited to CEC acquiring the producing West Crockett Oil and Gas leases based in Crockett County, Texas with a total acreage of 2,320.5 acres, more or less, with 100% Working Interest, 75% Net Revenue Interest and CEC, as a minimum, securing financing of $5 million to complete a 10 well drilling and development program on the West Crockett Oil and Gas Leases.

CEC, incorporated in Wyoming on November 14, 2011, is in the business of exploring, developing, operating, and investing in, acquiring, selling, managing and drilling oil and gas properties. CEC has limited assets, which includes a Purchase and Sales Agreement (PSA), entered into on January 31, 2012, between CEC (Buyer) and Edwin S. Nichols, Thad Purcell, Barry L. Benton, Vesta, LP, Sean Sassin, Renee Sassin, James C. Gibson, and Susan G. Godwin (collectively “Seller”)  and  Edwin S. Nichols Exploration, Inc. ("Operator"), which provides in part, for the Company to acquire Seller’s rights, title and interests  in and to the oil, gas and mineral leases covering the James T Padgitt Lease, (Texas RRC lease # 332) containing 596 acres of land, more or less; the Clara Couch “H” Lease, (Texas RRC lease # 326) containing 80 acres of land, more or less; the Clara Couch “B” Lease, (Texas RRC # 325) containing 542 acres of land, more or less; Jeff Owens Fee Lease, (Texas RRC # 331) containing 462.5 acres of land, more or less; the J. W. Owens “D” Lease, (Texas RRC lease # 330) containing 160 acres of land, more or less and the J. W. Owens Lease, (Texas RRC lease # 329) containing 480 acres of land, more or less, all lands being located in Crockett County, Texas, without limitation, interests in oil, gas and/or mineral leases covering any part of the lands, production payments, and net profits interests in any part of the lands or leases, and other leasehold interests in oil, gas and other minerals in any part of the lands, SAVE AND EXEPT that it is the intent of the Seller to assign 100% Working Interest, being  75% Net Revenue Interest to the Buyer in and to each of the above leases and that the Seller shall retain as an Overriding Royalty Interest unto himself, free and clear of all costs of any nature except that the Seller shall be responsible for paying its proportionate share of Ad Valorem and Severance Tax, the difference between the currently outstanding Royalty and Overriding Royalty Interest and 25%.  The PSA required the Buyer to provide a non refundable deposit of $250,000 in addition to the $25,000 paid by the Buyer to the Seller as the initial deposit required by the Letter Of Intent between the Buyer and Seller. The Buyer has fulfilled its obligation in providing the non-refundable deposit, which will be applied to the purchase price of $17 million on closing originally scheduled for on or before April 30, 2012.

On March 13, 2012, CEC assignment of 100% of the Purchase and Sale Agreement (PSA), dated January 31, 2012, between Crockett Energy Corporation ("CEC" or "Buyer") and Edwin S. Nichols, Thad Purcell, Barry L. Benton, Vesta, LP, a Texas limited partnership, Sean Sassin, Renee Sassin, James C. Gibson, and Susan G. Godwin (collectively the "Seller") to Xun Oil Corporation (Xun Oil), a Florida corporation, or its assigns. Xun Oil Corporation agreed to assume all obligations of the PSA.

On April 30, 2012, Xun Oil and the Seller entered into an amendment to the PSA to extend the closing date to on or before June 29, 2012. As consideration for the extension of the Closing, Xun Oil agrees to (i) release immediately the $250,000 earnest money held in escrow to the Seller which will be credited to the purchase price, or should the transaction fail to close, the Seller will retain the $250,000 earnest money and (ii) pay interest at the rate of 6% per annum on $16,750,000, which represents the difference between the $17,000,000 purchase price and $250,000 earnest money, during the period May 1, 2012 to closing or June 29, 2012, which occurs first. The payment of interest shall be made as follows:

a.	On or before May 14, 2012, the sum of $85,356.00, representing the interest due for the entire month of May;
b.	If closing does not occur on or before June 1, 2012, on or before June 1, 2012, the sum of $19,273.97, representing the interest due for June 1-7, 2012;
c.	If closing does not occur before June 8, 2012, on or before June 8, 2012, the sum of $19,273.97, representing the interest due for June 8-14, 2012;
d.	If closing does not occur before June 15, 2012, on or before June 15, 2012, the sum of $19,273.97, representing the interest due for June 15-21, 2012; and
e.	If closing does not occur before June 22, 2012, on or before June 22, 2012, the sum of $19,273.97, representing the interest due for June 22-29, 2012.

On May 22, 2012, Xun Oil and the Seller entered into an amendment to the PSA to extend the interest due date from May 14, 2012 to May 29, 2012.

On May 29, 2012, Xun Oil did not make the interest payment as required under the PSA dated January 31, 2012, as amended. The PSA, by its terms, automatically terminated.

With the PSA automatically terminated, the Bill of Sale - ALRT between ALRT and the Company dated February 13, 2012, by its terms, automatically terminated and the Bill of Sale - Mikolajczyk between Jerry G. Mikolajczyk and the Company dated February 14, 2012, by its terms, automatically terminated.

NOTE 24: COMMERCIAL LOAN OFFER

On February 20, 2012, Xun Oil Corporation, a wholly owned subsidiary of the Company, entered into an agreement, Commercial Loan Offer, which provides in part, for the Company to receive from PRIVATE COLLATERAL LENDERS CORP. (PCLC) $33 million in financing for the acquisition of the West Crockett Oil and Gas Leases (West Crockett) and the future development of West Crockett.

The commercial loan terms are:

• Principal Amount: $33 million United States Dollars (USD).
• $20,000,000 Senior Debt. + $13,000,000 Subordinate for future development.
• Interest Rate on Senior Debt: 6%
• Interest Rate on Subordinate: 6%
• Payment Amount: $1,200,000 (Interest Reserve).
• Payment Frequency: Prepaid for One (1) Full Year
• Date of First Regular Payment: One (1) Year from Closing.
• Final Interest Adjustment Date: April 30, 2012.
• Term – Last Payment Date: 12 Months from First Draw.
• Term in Months: 12 (automatically renewable - same interest)
• Amortization in Months: 300
• Origination Fee: 3 % of the Gross Financing payable at draw down. This amount shall be deducted from Gross Proceeds at Times of Disbursal.

Closing of the transaction is subject to the satisfaction of conditions precedent including but not limited to: Property and public liability insurance including all risk insurance (with extended coverage endorsement) on the Borrower’s real and personal property as required including lands, buildings, equipment and inventory in amounts and from an insurer acceptable to PCLC showing PCLC as low payee or mortgagee by way of standard mortgage endorsement, a refundable by guarantee Commercial Loan Underwriting Fee to PCLC of $360,000 CDN, confirmation that all Federal Revenue Agency accounts of the corporation are current, evidence that all business taxes are paid to date, and documentation to include, but not limited to the following:

• Professional Evaluation showing full debt-service capacity of wells. (Security).
• Résumé of Evaluator of Crockett (Texas) oilfields Property.
• Stock Ownership Documentation.
• Assignment Letter from the Owner of said properties.
• Development Plan. (Business Plan)
• Résumés of Principals
• Final Approval by PCLC’s lawyer and underwriter of all Documents presented to PCLC by Borrower.

With the PSA between Xun Oil and the Sellers in NOTE 23: AQUISITION OF CROCKETT ENERGY CORPORATION automatically terminated, the Commercial Loan Offer, by its terms, is automatically terminated. The Company advanced US$38,884.25 to PCLC as of May 31, 2012 of which US$8,274 remains in escrow with PCLC's attorney.

NOTE 25: TERMINATED ASSIGNMENT OF DRILLING PERMIT

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

NOTE 26:  SUBSEQUENT EVENTS

On August 31, 2012 the Company entered into an Oil and Gas Well Location Agreement with Vencedor Energy Partners (Assignor). The agreement allows the Company to drill 30 offset oil and gas wells on 3 producing oil and gas leases in Venango County, Pennsylvania.

The Company paid $585,000.00 00 in the form of 11,700,000 shares of common stock (Shares) of the Company for the rights.

The Company will have 100% working interest in the wells and Net Revenue Interest as follows:

Lease Name	Net Revenue Interest Breakdown
Rice	Master Lease Lessor - 12.5% Royalty, Master Lease Lessee 2.5% Override royalty interest, Assignor - 2.5% Override royalty interest; and the Company - 82.5% royalty interest;

Lalley	Master Lease Lessor - 12.5% Royalty, Master Lease Lessee 2.5% Override royalty interest, Assignor - 2.5% Override royalty interest; and the Company - 82.5% royalty interest; and

Corse	Master Lease Lessor - 15.0% Royalty, Master Lease Lessee 2.5% Override royalty interest, Assignor - 2.5% Override royalty interest; and the Company - 80.0% royalty interest.

The Agreement allows the Company to have the exclusive right to explore, operate, produce all naturally-occurring oil, gas, casing-head gas or gasoline, gas condensate and/or all other liquid or gaseous hydrocarbons and other marketable or non-marketable substances produced (Oil and Gas) from Oil and Gas deposits contained within and under the well location and any and all other rights and privileges necessary, incident to, or convenient for the economical operation of the well location and other lands for the production of Oil and Gas to the Company. A well location is defined as a circle having a radius of l50 feet with the well, to a depth as allowed in the Master Lease, at the center thereof.

The Company owns the rights and may select up to 30 well locations from the following:

Lease Name	Locations	Rights
Rice	Up to 10

One well per location, to a depth from the surface through the Speechley sands which depth is approximately 2,200 feet on the Premises alone for producing oil and gas by any means, and all rights necessary convenient and incident thereto, granted pursuant to the Master Rice Lease.

Lalley	Up to 8

One well per location, to a depth from the surface through the Speechley sands which depth is approximately 2,200 feet on the Premises alone for producing oil and gas by any means, and all rights necessary convenient and incident thereto, granted pursuant to the Master Lalley Lease.

Corse	Up to 15

One well per location, to a depth from the surface through the Speechley sands which depth is approximately 2,000 feet on the Premises alone for producing oil and gas by any means, and all rights necessary convenient and incident thereto, granted pursuant to the Master Corse Lease.

If Company does not begin or provide proof of funds or funding for the first well on or before 90 days and does not begin or provide proof of funds or funding for 3 more wells on or before 150 days of the execution of this Agreement, then the Company will have forfeited its rights and the Agreement shall terminate and unwind and the Assignor agrees to return the Shares (11,700,000) to the Company.

After completing 8 wells and if Company does not complete any of the remaining 22 well drilling provision set forth in the Agreement within the 2 years from the date of the execution of the Agreement, then the Company will forfeit its rights to the well locations not completed. The Company will retain its rights for the well locations completed and will retain an Override Royalty of Seven and one half per cent (7.5%) on the well locations forfeited.

The Company has 2 years from the date of execution of the Agreement to complete the drilling of the 30 well locations and has the option to acquire an additional 15 well locations for the same terms and conditions of the Agreement after the first 30 wells locations have been completed.

The Company will provide funding in groups of 4 to 6 wells to optimize economies of scale, with the exception of the first 4 wells which can be funded on an individual basis.

The Company agreed to have Assignor the designated Operator of the Oil and Gas Well Locations which includes all the responsibilities as a designated operator in the State of Pennsylvania which includes the duties of managing and supervising the drilling and completions of the Oil and Gas Locations.

THE COMPANY WILL NEED TO RAISE FUNDS TO DRILL THE OIL AND GAS WELLS AND THERE IS NO GUARANTEE THAT THE COMPANY WILL BE SUCCESSFUL IN RAISING THE FUNDS NECESSARY TO COMPLETE 1 OR ANY OF THE 30 OFFSET OIL AND GAS WELLS.

On August 31, 2012, Xun Energy, Inc. (the “Company”) entered into a twenty-four month Financing Facilities Consulting Agreement (the “Agreement”) with Prodigy Asset Management, LLC (“PAM”) pursuant to which PAM will provide consulting services in connection with the Company’s business affairs and assist the Company in raising capital.  In consideration of the services to be provided by PAM, the Company will pay PAM (i) a prepaid retainer fee of $1 million in the form of 20 million common shares of the Company within 14 days of execution of the Agreement, (ii) a fee of $4,800.00 within 30 days of execution of the Agreement and (iii) a facilitators fee of 5% of the gross amount of an equity investment, 3% of the gross amount of a sub-debt credit facility and 2% of the gross amount of a senior credit facility within five days of funding.

On August 31, 2012, Jerry G. Mikolajczyk was re-appointed as a director by the Board of Directors of Xun Energy, Inc. (the “Company”) for another one-year term ending August 31, 2013.  Mr. Mikolajczyk has been a director of the Company since May 31, 2011 and is also our President, CEO and CFO.  In consideration for Mr. Mikolajczyk’s service as director, the Company will issue 5,000 shares per month of the Company’s stock, which will be valued based on the average of the five trading day close price prior to each month end.  In addition, the Company will reimburse Mr. Mikolajczyk for the preapproved cost of airfare, travel expenses and disbursements made on behalf of the Company.

On September 4, 2012, Xun Energy, Inc. (the “Company”) signed a twelve month Financial Consulting Services Agreement (the “Agreement”) with Vaquero Private Capital, Inc. (“VPC”) effective as of June 1, 2012, pursuant to which VPC will provide consulting services in connection with the Company’s business affairs and assist the Company in raising capital.  In consideration of the services to be provided by VPC, the Company will pay VPC (i) a prepaid fee of $810,000 in the form of 16.2 million common shares of the Company upon execution of the Agreement and (ii) a success fee not to exceed 5% of any financing acceptable in whole or in part by the Company due upon closing of a loan/investment.

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

Item 9A.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer  have reviewed the effectiveness of our disclosure controls and procedures as of May 31, 2012 and, based on their evaluation, and, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended May 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of May 31, 2012, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of May 31, 2012, was effective.

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

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

         The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background as of the date of this filing:

Name:	Position:	Held Since:
Jerry G. Mikolajczyk	President/Chief Financial Officer/Director	June 2011
Wayne St. Cyr	Executive Vice President, Marketing and Strategic Development	January 2011
Peter Matousek	Vice President – Investor Relations/Director	June 2011
William D. Spier	Director	May 2012
Peter Matousek	Director	May 2012

Mr. Jerry G. Mikolajczyk

Mr. Jerry G. Mikolajczyk was a key consultant to the Company who identified the opportunities available to us in Kentucky, helped negotiate our contracts, and assisted the Company with its financial reporting over the two years including SEC filings and our financial statements. Mr. Mikolajczyk consulted to the Company from March 2010 to May 31, 2011. On May 31, 2011, the Board of Directors appointed Mr. Mikolajczyk as our President, CEO, CFO, and a director of the Company.

Mr. Mikolajczyk has had an extensive career in the oil and gas, construction, and mining industries. Mr. Mikolajczyk has worked for Fortune 500 companies such as BP Resources (British Petroleum), SCI Group of Companies, Husky Oil, Syncrude, Bechtel, Guy F. Atkinson and INCO. He has worked as a heavy equipment operator on surface and open pit mining operations.

After completing his Business Administration diploma, Mr. Mikolajczyk went on to obtain his professional designation as a Certified General Accountant (CGA) and Certified Internal Auditor (CIA). As a professional accountant and auditor, he has been involved with planning, designing, and testing operations to ensure that the operations are efficient and effective.

In 2008, Mr. Mikolajczyk was awarded “CFO of the Year” for the application of his knowledge and expertise in a turnaround assignment for the Santa Clara Valley Transportation Authority (VTA), a $3.3 Billion asset transportation authority in Silicon Valley (San Jose, California).

Mr. Mikolajczyk has an aggregate of 41 years of experience, which include:

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

Mr. Mikolajczyk, through consulting agencies, has provided various consulting services to clients, which included, but not limited to:

• Global Power and Water Industries, Inc.
• VTA (Santa Clara Valley Transportation Authority)
• MineCore International, Inc.
• Platinum Works, Inc.
• Blue Green Corp
• J.M.E.L. International, Inc.
• Nova Petrochemicals
• BP Resources

Mr. Mikolajczyk is an acknowledged speaker and presenter. He has moderated various panels on P3’s (Private Public Partnerships) projects such as the Confederation Bridge, the longest bridge in North America, joining Prince Edward Island and New Brunswick in Canada, which Mr. Mikolajczyk was involved in the bidding, award and financing of the project. Mr. Mikolajczyk also presented a paper to the 1990 Western Regional Conference of the Institute of Internal Auditors entitled: "Is Your Project Control Out of Control?" and a paper in 1991 to the Institute of Internal Auditors, Calgary Chapter, entitled: "Operational Audit of the Procurement Function".

Mr. Wayne St. Cyr.

Mr. Wayne St. Cyr is our Executive Vice President, Marketing and Strategic Development and our Corporate Secretary.

Mr. St. Cyr comes to us leaving a distinguished 10 year career with RBS Group (Royal Bank of Scotland) which includes a six-time recipient of the President's Award for exceeding company objectives. During his tenure at RBS/Citizens Financial Group, he was responsible for developing the key alliances with Citizens Bank.

Mr. St. Cyr’s education includes an Associates degree in Business Administration and a Bachelor of Science degree in Marketing.

Mr. Peter Matousek.

Mr. Matousek is the Vice President of Investor Relations.  He served as the Company’s President and CEO from  February 2010 to May 2011 and as a director from February 2010 to August 2011 before his term expired.

Mr. Matousek is an international consultant and entrepreneur with a European background. He attended University of Maryland University College and Warner Pacific College, where he earned degrees in Associates of Arts and Bachelors of Business Administration.

Mr. Matousek is member of the United States Navy and a Veteran of Foreign War and recently served in Operation Iraqi Freedom. He received the Army Achievement Medal, Navy Achievement Medal and Honorable Discharge.

Mr. Matousek has worked extensively with the public markets for companies throughout the United States and Canada in the financial and natural resource sector, including oil & gas and precious metal mining.  He has represented numerous companies in the capacity of Investor & Public Relations.  He speaks German, Czech, English and Russian.

Mr. William D Spier, PhD

Dr. Spier has been an advisor in economics and business development to private equity funds in the U.S. and Europe for the past six years. Prior to that, he was a business growth consultant to major proprietary and public institutions of higher education with 5-1 year appointments.

Dr. Spier was Senior Vice President for Whitman Medical and Executive Director for Ultrasound Technical Services, a reporting issuer, for 13 years during which he was responsible for the founding and growth of the pioneering institute for medical ultrasound training which expanded to 15 major markets in the U.S.  For two years, Dr. Spier was affiliated with Diamond Turk & Company, a specialist firm on the American Stock Exchange.

From 1969 to 1981, Dr. Spier held various positions with the New York Board of Education and was a graduate instructor at Washington University, St. Louis and Assistant Professor of Sociology at St. Louis University.  Dr. Spier was a member of the United States Teacher Corps.

Dr. Spier received his Bachelor of Arts degree from Hobart College, his Masters degree from the Washington University, St. Louis and his Doctorate in Sociology with concentration in political economy from Washington University, St. Louis.

Dr. Spier has an extensive history of publications and has authored more than fifty business plans for both start-ups and mature companies.  He is a member of economic, education and medical societies and participates on the board of public companies.  He is often a visiting instructor at NYC and metropolitan-area institutions of higher education for graduate level teaching.

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

Section 16(a) Beneficial Ownership Reporting Compliance

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, for the fiscal year ended May 31, 2012, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.

Corporate Governance

We do not have an independent Board of Directors. We do an audit committee. We do not have a compensation committee or nominating committee. As our operations expand, we hope to name additional members to our Board of Directors. We do not have sufficient funds to secure officer and directors insurance and we do not believe that we will be able to retain an independent Board of Directors in the immediate future.

We have not yet adopted a Code of Ethics.

Item 11. Executive Compensation.

Mr. Jerry G. Mikolajczyk was appointed our acting president, chief executive officer and chief financial officer on May 31, 2011 effective June 1, 2011. His employment contract terminated on May 31, 2012. The Company has not renewed the contract with Mr. Mikolajczyk and has retained Mr. Mikolajczyk on a month to month basis.  The Company pays Mr. Mikolajczyk $10,000 per month.

Mr. Wayne St. Cyr was appointed our Executive Vice President, Marketing and Strategic Development on January 1, 2011. His employment contract terminated on December 31, 2011. The Company has not renewed the contract with Mr. Ct. Cyr and has retained Mr. St. Cyr on a month to month basis. The Company pays Mr. Wayne St. Cyr $10,000 per month.

Mr. Peter Matousek was appointed our Vice President – Investor Relations on May 31, 2011. His employment contract terminated May 31, 2012.  The Company has not renewed the contract with Mr. Matousek and has retained Mr. Matousek on a month to month basis.  The Company pays Mr. Peter Matousek $7,500 per month.

The following table discloses compensation paid during the fiscal years ended May 31, 2012 and 2011 to the Company’s Officers and the most highly compensated executive officer whose total compensation exceeded $100,000 for the fiscal year ended May 31, 2012 (Collectively, the “Named Executive Officers”). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid to the Named Executive Officers during these fiscal years.

Name and Principal Position	Year Ended May 31	Salary*4 ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Jerry G. Mikolajczyk, President/CEO/CFO	2012	$120,000	-0-	-0-	-0-	$120,000
Wayne St. Cyr, Executive Vice President	2012	$120,000	-0-	-0-	-0-	$120,000
Peter Matousek, VP-Investor Relations*1	2012	$90,000	-0-	-0-	-0-	$90,000

Name and Principal Position	Year Ended May 31	Salary*4 ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Jerry G. Mikolajczyk, President/CEO/CFO	2011	-0-	-0-	-0-	-0-	-0-
Jerry G. Mikolajczyk, Consultant*2	2011	$409,775	-0-	-0-	-0-	$409,775
Wayne St. Cyr, Executive Vice President	2011	$50,000	-0-	-0-	-0-	$50,000
Peter Matousek, VP-Investor Relations*1	2011	$27,500	-0-	-0-	-0-	$27,500
Dennis T. Kushner, President/CEO/CFO*3	2010	$9,250	-0-	-0-	-0-	$9,250

*1 - Former President/CEO during 2011
*2 - Gross paid to agency, Comtax Services, Inc. which Mr. Mikolajczyk was an officer of until May 31, 2011
*3 - Former President/CEO during 2010 and a portion of 2011 *4 - Does not include stock compensation as Board members, refer to Item 5.E of this Form 10-K

Stock Options Granted/Exercised in Last Year

The Company has never issued any stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

   Stockholder Matters.

         The following table sets forth certain information as of May 31, 2012 respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each current officer and director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name	No. of Shares of Common Stock (1)	Percent of Class (2)

Jerry G. Mikolajczyk	190,560,521	57.6378%
Kevin M. Grapes*3	22,030,000	6.6628%
Peter Matousek	82,500	0.0249%
William D. Spier	-0-	-0-%
(All officers and directors	190,643,021	57.6582%
as a group (3) member)

(1)

Represents the number of issued and outstanding shares of common stock beneficially owned by the shareholder.

(2)

Based on 330,643,500  issued and outstanding shares of common stock.

(3)

Resigned from the Board on May 21, 2012.

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

Potential Conflict of Interest

Prior to June 1, 2011, our President, CEO and Director, Jerry G. Mikolajczyk, performed services for the Company on a consulting contract through a consulting agency, Comtax Services, Inc. (Comtax). From April 1, 2010 to February 28, 2011, Comtax charged a fixed monthly fee of $2,500, a minimum of 10 hours per month for Mr. Mikolajczyk, an aggregate of $27,500 for the 11 months for Mr. Mikolajczyk’s services to the Company. For the period March 1, 2011 to May 31, 2011, Comtax charged the Company an aggregate of $387,275 (1,106.5 hours) for the services of Mr. Mikolajczyk. The Company is indebted to Comtax an aggregate of $805,653 as of May 31, 2012 which consists of loans payable - $286,600, trade payables $412,115 and Long Term Note Payable – Less than 3 years - $106,938 including accrued interest. Comtax acquired the Long Term Notes Payable – Less than 3 years for $87,500 from our former President and CEO, Peter Matousek, and $18,750 from two other shareholders. Comtax is the largest single creditor to the Company comprising of 50.9% of the Company’s total liabilities.

Mr. Mikolajczyk was an officer of Comtax until his resignation on May 31, 2011 and terminated his consulting contract with Comtax as of May 31, 2011 prior to accepting his executive and director positions with the Company.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees for professional services rendered was $5,500 and  $8,597 for the audit of our annual financial statements for the fiscal years ended May 31, 2012 and 2011 respectively, and $6,000 and $6,000 for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended May 31, 2012 and 2011 respectively.

AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee." There were no such fees billed for the fiscal year ended May 31, 2012 and 2011.

TAX FEES. Tax fees for each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services was $1,500 for the fiscal year ending May 31, 2012 and $500 for the fiscal year ending May 31, 2011.

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended May 31, 2012 and 2011.

We did not have an audit committee as of May 31, 2012. Therefore, our entire Board of Directors (the “Board") serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process,  our Board  obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence  Discussions  with Audit  Committees."

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

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". Our entire Board, acting in the capacity of the audit committee reviewed the audited financial statements of the Company as of and for the year ended May 31, 2012 and 2011 with the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our  Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended  May 31, 2012, for filing with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

The following report and financial statements are filed together with this Annual Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS AT MAY 31, 2012 AND 2011

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2012 AND 2011 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007).

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MAY 31, 2012 AND 2011 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007).

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

NOTES TO FINANCIAL STATEMENTS

(b)

Index to Exhibits

ITEM 15. EXHIBITS		INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	File/ Furnished Herewith
Corporate Governance and Management
5.01	Board Member Agreement between Xun Energy, Inc. and Peter Matousek	8-K	10.1	9/7/11
5.02	Board Member Agreement between Xun Energy, Inc. and Donald Lynch	8-K	10.2	9/7/11
5.03	Board Member Agreement between Xun Energy, Inc. and Kevin Grapes	8-K	10.1	9/8/11
5.04	Board Member Agreement between Xun Energy, Inc. and Jerry G. Mikolajczyk	8-K	10.2	9/8/11
5.05	Resignation Letter from Kevin Grapes	8-K	17.1	5/24/12
5.06	Board Member Agreement between Xun Energy, Inc. and William D. Spier	8-K	10.1	5/24/12
5.07	Board Member Agreement between Xun Energy, Inc. and Peter Matousek	8-K	10.1	5/25/12

Other Events
8.01	Series A Deferred Shares Allocation	8-K	N/A	12/13/11

Material Contracts
10.1	Acquisition of Oil and Gas lease	8-K	10.1	7/13/1
10.2	Assignment Of Oil And Gas Permit	8-K	10.1	1/24/12
10.3	Bill of Sale - ALRT	8-K	10.1	02/15/12
10.4	Bill of Sale - Jerry G. Mikolajczyk	8-K	10.2	02/15/12
10.5	Commercial Loan Offer	8-K	10.1	02/21/12
10.6	Investment Banking and Advisory Agreement	8-K	10.1	04/18/12
10.7	Purchase and Sale Agreement between Crockett Energy Corporation and Edwin S. Nichols, Thad Purcell, Barry L. Benton, Vesta, LP, Sean Sassin, Renee Sassin, James C. Gibson, and Susan G. Godwin and Edwin S. Nichols Exploration, Inc.	8-K	10.1	5/1/12
10.8	Third Amendment to Purchase and Sale Agreement between Xun Oil Corporation and Edwin S. Nichols, Thad Purcell, Barry L. Benton, Vesta, LP, Sean Sassin, Renee Sassin, James C. Gibson, and Susan G. Godwin and Edwin S. Nichols Exploration, Inc.	8-K	10.2	5/1/12
10.9	Amendment to Purchase and Sale Agreement dated May 22, 2012 between Xun Oil Corporation and Edwin S. Nichols, Thad Purcell, Barry L. Benton, Vesta, LP, Sean Sassin, Renee Sassin, James C. Gibson, and Susan G. Godwin and Edwin S. Nichols Exploration, Inc.	8-K	10.1	5/24/12
10.10	Termination of Purchase and Sale Agreement dated January 31, 2012, as amended	8-K	N/A	6/5/12

Rule 13a–14(a)/15d-14(a) Certifications
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xun Energy, Inc.

Date:   September 13, 2012

By: /s/ Jerry G. Mikolajczyk

Jerry G. Mikolajczyk

CEO/President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jerry G. Mikolajczyk

Jerry G. Mikolajczyk, President

 September 13, 2012

CEO/CFO

BY: /s/ Peter Matousek

September 13, 2012

Peter Matousek, Director

BY: /s/ William D. Spier

September 13, 2012

William D. Spier, Director