Form 10-K/A
period 2012-05-31
Xun Energy, Inc.
filed 2012-10-10
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

—————————————

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

COMMON STOCK
(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned registrant, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
1

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 10, 2012, there were 362,374,629 shares of our Common Stock issued and outstanding.

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

Date:   October 10, 2012

By: /s/ Jerry G. Mikolajczyk

Jerry G. Mikolajczyk

CEO/President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jerry G. Mikolajczyk

Jerry G. Mikolajczyk, President

 October 10, 2012

CEO/CFO

BY: /s/ Peter Matousek

October 10, 2012

Peter Matousek, Director

BY: /s/ William D. Spier

October 10, 2012

William D. Spier, Director