Form 10-Q
period 2012-08-31
Xun Energy, Inc.
filed 2012-10-12
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

Indicate by a check mark whether the registrant (1) has filed al reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.   Yes  [X]   No  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:  362,374,629 shares of common stock are issued and outstanding as of October 12, 2012.

XUN ENERGY, INC.

INDEX

PART I. – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at August 31, 2012 and May 31, 2011	3

	Consolidated Statement of Operations for the Three and Three Months ended August 31, 2012 and August 31, 2011 and from Inception (December 20, 2007) to August 31, 2012	4

	Consolidated Statements of Stockholders Equity from Inception (December 20, 2007) to August 31, 2012	5

	Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2012 and August 31, 2011 and Cumulative since Inception to August 31, 2012	6

	Notes to Interim Consolidated Financial Statements as of August 31, 2012	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23

Item 4.	Controls and Procedures	23
	PART II. – OTHER INFORMATION

Item 1	Legal Proceedings.	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults Upon Senior Securities.	24

Item 4.	Mine Safety Disclosures.	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

ITEM 1.      FINANCIAL STATEMENTS

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
As of AUGUST 31, 2012 and MAY 31, 2012
(Expressed in U.S. dollars)

	August 31, 2012	May 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$8,664	$-
Other Current Assets	$2,320,000	$833,274
Total Current Assets	$2,328,664	$833,274

Other Assets:	$643,690	$690

Total Assets	$2,972,354	$833,964

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,923,833	$1,036,669
Loan payable	$448,527	$419,649
Total Current Liabilities	$2,372,360	$1,456,318
Long Term Liabilities:
Notes - 3 Years and Less	$116,534	$116,374
Notes - 3 Years and Less Related Party	$9,449	$9,436
Total Long Term Liabilities	$125,983	$125,810
Total Liabilities	$2,498,343	$1,582,128

Stockholders' Equity (Deficit):
Preferred Stock, par value $0.0001, 50,000,000 shares authorized,
none issued and outstanding	$-	$-
Common Stock, par value $0.0001, 5,000,000,000 shares authorized,
362,374,629 and 330,643,500 shares issued and outstanding, respectively	$36,237	$33,064
Paid in Capital	$2,503,814	$919,881
Accumulated Deficit	$(2,066,041)	$(1,701,109)
Total Stockholders' Equity (Deficit)	$474,011	$(748,164)
Total Liabilities and Stockholders' Equity (Deficit)	$2,972,354	$833,964

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011
(Unaudited)
(Expressed in U.S. dollars)

	For the three months ended August 31, 2012	For the three months ended August 31, 2011	December 20, 2007 (Inception) To August 31, 2012

Revenue
Revenue - Operations	$-	$-	$4,637
Total Revenue	$-	$-	$4,637

Cost of Goods Sold	$-	$-	$1,653

Gross Profit	$-	$-	$2,984

Expenses
General and Administrative	$355,768	$101,053	$1,628,380
Loss before income taxes	$(355,768)	$(101,053)	$(1,625,396)

Other income (expense)	$(9,164)	$(2,153)	$(440,645)

Provision for Income Taxes	$-	$-	$-

Net (Loss)	$(364,932)	$(103,207)	$(2,066,041)

Basic and Diluted
(Loss) per Common Shares	a	a

Weighted Average
Number of Common Shares*1	341,356,151	312,536,462

a = Less than ($0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Expressed in U.S. dollars)

					Additional Paid in Capital
	Common Stock					Retained Earnings	Total Equity
	Shares*1		Amount
Inception December 20, 2007	-		$-		$-	$-	$-
Common stock issued to Directors	400,000,000		$40,000		$(35,000)	$-	$5,000
For cash December 20, 2007
at 0.001 per share	-		-		-	-	-
Private placement closed on
March 31 at 0.04 per share	110,416,000		$11,042		$44,166	$-	$55,208
Net loss for the year		$		$		$(85)	$(85)
Balance, May 31, 2008	510,416,000		$51,042		$9,166	$(85)	$60,123
Net loss for the year		$		$		$(50,170)	$(50,170)
Balance, May 31, 2009	510,416,000		$51,042		$9,166	$(50,255)	$9,953
Net loss for the year		$		$		$(50,744)	$(50,744)
Balance, May 31, 2010	510,416,000		$51,042		$9,166	$(100,999)	$(40,791)
Common stock issued to Directors	37,500		$4		$3,296	$0	$3,300
For purchase of Accounts Receivable	1,259,000		$126		$62,824	$0	$62,950
For cash November 30, 2010	741,000		$74		$36,976	$0	$37,050
Common stock issued to Directors	37,500		$4		$5,946	$0	$5,950
Common stock issued to Consultant	10,000		$1		$1,099	$0	$1,100
Common stock retirement	(200,000,000)		$(20,000)		$(105,000)	$0	$(125,000)
Net loss for the period	0		$0		$0	$(614,592)	$(614,592)
Balance, May 31, 2011	312,501,000		$31,250		$14,308	$(715,592)	$(670,034)
Common stock issued to Directors	37,500		$4		$4,956	$0	$4,960
Common stock issued to Directors	30,000		$3		$805	$0	$808
Common stock issued to Directors	75,000		$8		$1,612	$0	$1,619
Common stock issued to Consultant	18,000,000		$1,800		$898,200	$0	$900,000
Net loss for the period						$(985,517)	(985,517)
Balance, May 31, 2012	330,643,500		$33,064		$919,881	$(1,701,109)	$(748,164)
Common stock issued to Directors	31,129		$3		$2,103	$0	$2,106
Common stock issued for Assets	11,700,000		$1,170		$583,830	$0	$585,000
Common Stock issued to Consultant	20,000,000		$2,000		$998,000	$0	$1,000,000
Net loss for the period						$(364,932)	(364,932)
Balance, August 31, 2012	362,374,629		$36,237		$2,503,814	$(2,066,041)	$474,011

*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011
(Unaudited)

(Expressed in U.S. dollars)

			December 20, 2007 (Inception) to August 31, 2012
	For the three months ended August 31, 2012	For the three months ended August 31, 2011

OPERATING ACTIVITIES
Net (Loss)	$(364,932)	$(103,207)	$(2,066,041)
Adjustments to reconcile net loss to
net cash used by operating activities
Share based compensation	$2,106	$4,960	$19,843
Non-Cash amortization	$315,000	$-	$390,000
Non-Cash inventory	$-	$-	$283
Corporate Overhead allocated to Fixed Assets	$(58,500)	$-	$(60,822)
Depletion	$-	$-	$835
Accrued Interest	$9,492	$173	$10,302
Changes in net assets and liabilities-
Property, Plant and Equipment impairment	$-	$-	$18,840
Oil and Gas Leases forfeitures	$-	$1,980	$5,583
Oil and Gas Lease impairment	$-	$-	$399,743
Bonds	$500	$-	$500
Other current assets	$8,274	$-	$8,274
Accounts payable and accrued liabilities	$887,164	$90,076	$1,923,832
Net Cash Used By Operating Activities	$799,104	$(6,017)	$651,174
INVESTING ACTIVITIES
Purchase of Other Current Assets	$(810,000)	$-	$(1,218,017)
Purchase of Fixed Assets	$-	$-	$(17,637)
Purchase of Intangible Assets	$-	$-	$(5,773)
Purchase of Long Term Assets	$-	$-	$(500)
Net Cash Used By Investing Activities	$(810,000)	$-	$(1,241,927)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	$-	$-	$160,208
Repayment of loans	$(10,500)	$(25,000)	$(127,142)
Proceeds from loans	$30,060	$5,950	$566,351
Cash Provided by Financing Activities	$19,560	$(19,050)	$599,417
Net Increase in Cash	$8,664	$(25,068)	$8,664
Cash, Beginning of Period	$-	$25,069	$-
Cash, End of Period	$8,664	$1	$8,664
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$222
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Inventory - non cash capitalization	$-	$-	$-
Prepaid Expenses - non-cash capitalization	$1,000,000	$-	$1,900,000
Purchase of Intangible Assets - non-cash capitalization	$585,000	$-	$585,000

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company is engaged primarily in the acquisition, work-over development, and production of oil and gas properties. Such activities are concentrated in North American onshore, primarily in the United States in the State of Pennsylvania. The Company plans to acquire producing or near producing oil and gas properties that will provide cash flow and an upside for future development. We will be scouting for additional properties in and around Texas, Oklahoma, Pennsylvania, Kansas and in Canada.

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

On April 18, 2011, the Company filed a Form 8-K with the United States Securities and Exchange Commission (“SEC”) disclosing that the Company is no longer considered a shell and has completed a workover program on one of its wells.

On February 6, 2012, the Company established a subsidiary in the State of Florida.

On August 31, 2012, the Company acquired 30 oil and gas well locations in Venango County, Pennsylvania.

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

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements of Xun Energy, Inc. as of August 31, 2012, and for the three months then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Xun Energy, Inc.’s consolidated financial position as of August 31, 2012, and the results of its consolidated operations and its cash flows for the three months ended August 31, 2012, and 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending May 31, 2013. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of May 31, 2012, filed with the SEC for additional information, including significant accounting policies.

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

USE OF ESTIMATES -

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

The detailed analysis of our Oil and Gas Rights are as follows:

	As Of
Description	August 31, 2012	May 31, 2012
Oil and Gas Leases: Beginning of year	$-	$5,583
Acquisitions/Work in Progress	$643,500	$399,743
Subtotal	$643,500	$405,326
Forfeitures during the period	$-	$(5,583)
Impairments during the period	$-	$(399,743)
Oil and Gas Leases: Ending Balance	$643,500	$-

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

NOTE 3: OTHER CURRENT ASSETS

The Other Current Assets account consists of inventory and prepaid expenses. During the first three months of the fiscal year, the Company entered into two financial advisory contracts to provide consulting services in connection with the Company’s business affairs and assist the Company in raising capital. One consulting contract is with Vaquero Private Capital, Inc. (VPC) is for $810,000 for a 12 month period effective June 1, 2012. As consideration for the services to be provided by VPC, the Company paid VPC 16.2 Million shares of the Company on execution of the agreement. The Company charged $810,000 as a prepaid financial services expense and is amortizing the prepaid expense over 12 months. The second consulting contract is with Prodigy Asset Management, Inc.(PAM) is for $1,000,000 for a 24 month period effective August 31, 2012. As one of the considerations for the services to be provided by PAM, the Company paid PAM 20 Million shares of the Company on execution of the agreement. The Company charged $1,000,000 as a prepaid financial services expense and is amortizing the prepaid expense over 24 months.

For the fiscal year ending May 31, 2012, the Company entered into a financial advisory contract with Charles Morgan Securities, Inc. (CMS). As one of the considerations for the services to be provided by CMS, the Company paid CMS 18 Million shares of the Company on execution of the agreement. The Company charged $900,000 as a prepaid financial services expense and is amortizing the prepaid expense over 24 months.

The detailed analysis of our Other Current Assets is as follows:

	As Of
Description	August 31, 2012	May 31, 2012
Beginning Balance:	$833,274	$-
Prepaid Legal	$(8,274)	$8,274
Prepaid Financial Services	$1,810,000	$900,000
Less: Amortization	(315,000)	(75,000)
Balance end of period:	$2,320,000	$833,274

NOTE 4: OTHER ASSETS

The detailed analysis of our Other Assets is as follows:

	As Of
Description	August 31, 2012	May 31, 2012
Rights - Oil and Gas Leases	$643,500	$-
Trademarks	$20	$20
Incorporation Costs	$170	$170
Bonds	$-	$500
Total Other Assets:	$643,690	$690

NOTE 5: ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of August 31, 2012.

NOTE 6: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 20, 2007) to August 31, 2012. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts. There is no guarantee that the Company will be successful generating profits from its oil and gas operations.

NOTE 7: RELATED PARTY TRANSACTIONS

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

Prior to June 1, 2011, our President, CEO and Director, Jerry G. Mikolajczyk, performed services for the Company on a consulting contract through a consulting agency, Comtax Services, Inc. (Comtax). From April 1, 2010 to February 28, 2011, Comtax charged a fixed monthly fee of $2,500, a minimum of 10 hours per month for Mr. Mikolajczyk, an aggregate of $27,500 for the 11 months for Mr. Mikolajczyk’s services to the Company. For the period March 1, 2011 to May 31, 2011, Comtax charged the Company an aggregate of $387,275 (1,106.5 hours) for the services of Mr. Mikolajczyk. The Company is indebted to Comtax an aggregate of $801,596 as of August 31, 2012 which consists of loans payable - $281,160 (see NOTE 13), trade payables $413,350 and Long Term Note Payable – Less than 3 years - $107,086 including accrued interest. Comtax acquired the Long Term Notes Payable – Less than 3 years for $87,500 from our former President and CEO, Peter Matousek, (see NOTE 14), and $18,750 from two other shareholders. Comtax is a creditor to the Company comprising of 32.1% of the Company’s total liabilities.

Mr. Mikolajczyk was an officer of Comtax until his resignation on May 31, 2011 and terminated his consulting contract with Comtax as of May 31, 2011 prior to accepting his executive and director positions with the Company.

NOTE 8:  INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During each fiscal year from 2008 thru 2012, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset of approximately $723,114 (assuming a 35% effective tax rate) generated by the loss carry-forward has been fully reserved.

The Company files income tax returns in the United States, the states of Kentucky and Florida.

The Company did not identify any material uncertain tax positions on tax returns filed, nor did the company recognize any interest or penalties for unrecognized tax benefits.

NOTE 9:  NET OPERATING LOSSES

As of August 31, 2012, the Company has a net consolidated operating loss carry-forward of approximately $2,066,041, which will expire 20 years from the date the loss was incurred.

NOTE 10: STOCKHOLDERS’ EQUITY

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

On July 20, 2010, the Company filed a Certificate of Amendment to the Company’s certificate of incorporation with the Nevada Secretary of State, which increased the Company’s authorization to issue 5,000,000,000 shares of $0.0001 par value common stock, refer to NOTE 17: CORPORATE ACTION.

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

The Company issued 1,259,000 common shares on November 30, 2010 for $62,950 for Accounts Receivable assignment.

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

The Company issued 18 Million shares on April 12, 2012 for $900,000 pursuant to a twenty-four month agreement with Charles Morgan Securities Inc.

The Company authorized and approved an aggregate of 136,129 shares for the period ended May 31, 2012 with an average price of $0.0333 per share to the Executive and Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Donald Lynch, Mr. Jerry G. Mikolajczyk,  Mr. Kevin M. Grapes and Dr. William D. Spier, refer to NOTE 18: EXECUTIVE AND BOARD COMPENSATION for additional detail. The Company issued 105,000 of the 136,129 shares to the Board as of May 31, 2012.  The balance,  31,129 shares, was issued to the Board on June 25, 2012.

The Company issued 20 Million shares on August 31, 2012 for $1,000,000 pursuant to a twenty-four month agreement with Prodigy Asset Management, LLC.

The Company issued 11.7 Million shares on August 31, 2012 for $585,000 pursuant to a Purchase and Sales agreement with Vencedor Energy Partners for the acquisition of 30 oil and gas well locations in Venango County, Pennsylvania.

NOTE 11: RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 12: CHANGE OF CONTROL

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

NOTE 13: LOAN PAYABLE

The Company has loans in the amount of $281,600, is non-interest bearing, with COMTAX. The loans from COMTAX have been provided to the Company as working capital.

The Company issued a Promissory Note for $100,000 and is carrying a contingent liability of $30,000, with Altmann Revocable Living Trust, Rlt. (ALRT), totaling $130,000 due on or before December 31, 2012 with interest calculated at 8% per annum.

The Company issued a Promissory Note for $25,000 to 3rd party on June 25, 2012 due on July 16, 2012. The Promissory Note was been renegotiated with a due date of October 31, 2012. Interest is calculated at 20% per annum plus late fees.

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

The Company authorized and approved an aggregate of 136,129 shares for the period ended May 31, 2012 with an average price of $0.0333 per share to the Board pursuant to a Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Kevin M. Grapes, Mr. Peter Matousek and Dr. William D. Spier. The Company issued 105,000 of the 136,129 shares to the Board as of May 31, 2012.  The balance,  31,129 shares, was issued to the Board on June 25, 2012.

The Company authorized and approved an aggregate of 45,000 shares for the period ended August 31, 2012 with an average price of $0.04033 per share to the Board pursuant to a Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier.

The table below represents the shares issued  or reserved to the Board with the 5-Day Average Share Closing Price:

				5-Day		Par
	Shares		Total	Share		Value	Paid In
Month	Executive	Board	Shares	Average	Cost	$0.0001	Capital
June	-	15,000	15,000	$0.0380	$570.00	$1.50	$568.50
July	-	15,000	15,000	$0.0440	$660.00	$1.50	$658.50
August	-	15,000	15,000	$0.0390	$585.00	$1.50	$583.50
Quarter Total	-	45,000	45,000	0.04033	$1,815.00	$4.50	$1,810.50
Year Total	-	45,000	45,000	0.04033	$1,815.00	$4.50	$1,810.50

On August 31, 2012, Jerry G. Mikolajczyk was re-appointed as a director by the Board of Directors of  the Company for another one-year term ending August 31, 2013.  In consideration for Mr. Mikolajczyk’s service as director, the Company will issue 5,000 shares per month of the Company’s stock, which will be valued based on the average of the five trading day close price prior to each month end.  In addition, the Company will reimburse Mr. Mikolajczyk for the preapproved cost of airfare, travel expenses and disbursements made on behalf of the Company.

NOTE 19: COMMON SHARES PURCHASE LITIGATION

On May 10, 2011, the Company accepted an Offer to Purchase from Lea Kennedy d/b/a LuxemBarings (“Purchaser”) to purchase $10 million of the Company’s common stock based on the average of 5 consecutive trading day’s close prior to date of closing. The Offer to Purchase was scheduled to close on or before June 24, 2011. The Purchaser failed to complete the transaction, after mutually agreed extensions of the closing date. The Company has retained legal counsel to take legal action against the Purchaser for failing to complete the purchase transaction and for damages to the Company as a result of the failure to complete the transaction. The Company has recognized losses, at cost, in the financial statements for the period ended August 31, 2012.

NOTE 20: EXECUTIVE AND BOARD CHANGES

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

On August 31, 2012, Company entered into a Board Member Compensation Agreement with Mr. Jerry G. Mikolajczyk as a director of the Company for a term of one (1) year ending August 31, 2013.

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

NOTE 21:  VENANGO 30 WELL LOCATION

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

NOTE 22: SUBSEQUENT EVENTS

On September 4, 2012, the Company signed a twelve month Financial Consulting Services Agreement (the “Agreement”) with Vaquero Private Capital, Inc. (“VPC”) effective as of June 1, 2012, pursuant to which VPC will provide consulting services in connection with the Company’s business affairs and assist the Company in raising capital.  In consideration of the services to be provided by VPC, the Company will pay VPC (i) a prepaid fee of $810,000 in the form of 16.2 million common shares of the Company upon execution of the Agreement and (ii) a success fee not to exceed 5% of any financing acceptable in whole or in part by the Company due upon closing of a loan/investment.

On September 20, 2012,  the Company and Charles Morgan Securities Inc. (“CMS”) mutually agreed to terminate the April 12, 2012 Investment Banking and Advisory (IBA) agreement between the Company and CMS.  The Company and CMS agreed that the IBA agreement and all rights, obligations, interest, claims and causes of action pursuant thereto shall automatically be canceled, terminated, released and extinguished. As a condition of the Termination Agreement, the Company is obligated to pay $4,000 for legal fees incurred by CMS. The Company issued 18 million common stock (Shares) to CMS of which 7.5 million Shares were released to CMS. CMS will return the 7.5 Million Shares once the Company's has paid the $4,000 of legal fees incurred.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2012 contains “forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify  forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

We recently acquired 30 oil and gas well locations in Pennsylvania which we plan to drill and complete to produce oil. There is no assurance that we will be successful in raising the necessary funds to drill and complete one or more of the 30 oil and gas well locations. There are no assurances that if we are successful in raising the necessary funds to drill and complete one or more of the 30 oil and gas well locations that they will produce oil and gas. There are no assurances that should oil and gas be produced from one or more of the 30 oil and gas well locations, that the Company will be profitable.

We are currently scouting and evaluating properties in Texas, Oklahoma, Pennsylvania, Kansas and in Canada.

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

Subsequent Events

On September 4, 2012, the Company signed a twelve month Financial Consulting Services Agreement (the “Agreement”) with Vaquero Private Capital, Inc. (“VPC”) effective as of June 1, 2012, pursuant to which VPC will provide consulting services in connection with the Company’s business affairs and assist the Company in raising capital.  In consideration of the services to be provided by VPC, the Company will pay VPC (i) a prepaid fee of $810,000 in the form of 16.2 million common shares of the Company upon execution of the Agreement and (ii) a success fee not to exceed 5% of any financing acceptable in whole or in part by the Company due upon closing of a loan/investment.

On September 20, 2012,  the Company and Charles Morgan Securities Inc. (“CMS”) mutually agreed to terminate the April 12, 2012 Investment Banking and Advisory (IBA) agreement between the Company and CMS.  The Company and CMS agreed that the IBA agreement and all rights, obligations, interest, claims and causes of action pursuant thereto shall automatically be canceled, terminated, released and extinguished. As a condition of the Termination Agreement, the Company is obligated to pay $4,000 for legal fees incurred by CMS. The Company issued 18 million common stock (Shares) to CMS of which 7.5 million Shares were released to CMS. CMS will return the 7.5 Million Shares once the Company's has paid the $4,000 of legal fees incurred.

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

We have a limited operating history of oil and gas production, no proven reserves, no production over the last three months or in the prior fiscal year, and we have negative cash flow. To date, we have had limited revenue and have not been able to generate sustainable positive earnings on a Company-wide basis. Our management cannot provide any assurances that the Company will ever operate profitably. As a result of our limited operating history, we are more susceptible to the numerous business, investment, and industry risks that have been described in Item 1A. Risk Factors of  our Annual Report on Form 10-K, filed with the SEC on September 13, 2012.

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

During the past three fiscal years, we have been involved in searching for an acquisition that would provide us with revenue and positive cash flow. Our inability to generate revenue during the three month period ending August 31, 2012 is due primarily to our inability to acquire an oil and gas lease that met our criteria and the inability to raise sufficient funds necessary to produce oil or gas within the three month timeframe,. There are no assurances that the Company will be successful in raising sufficient funds to accomplish our goals and objectives during the next quarter of this fiscal year or the remainder of the fiscal year.0

Comparison Of Results Of Operations For The Three Months Ended August 31, 2012 and August 31, 2011 and from Inception (December 20, 2007) to August 31, 2012.

Revenues

We generated no revenues for the three months ending August 31, 2012 and the three months ending August 31, 2011. Our operations to date have been financed by the sale of our common stock, third party loans and limited revenue. Operating expenses for the three months ended August 31, 2012 and August 31, 2011 totalled $355,768 and $101,053. Our single largest expense to for the three months ended August 31, 2012 has been financial consulting fees totalling $330,000 and no expenditures for financial consulting for the three months ended August 31, 2011. General and Administrative expenses, including financial consulting fees, totalled $355,768 and $101,053 respectively.

For the three months ended August 31, 2012 and August 31, 2011 we had a net loss of ($364,932) and ($103,207).  Total losses since December 20, 2007 (“Inception”) were ($2,066,041).

Until we obtain additional funding to complete our oil and gas well drilling and completions program, we do not anticipate generating revenues, and any revenues that we generate may not be sufficient to cover our operating expenses. In which case we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

Assets and Liabilities

Our primary financial resource is our base of our unproven oil and gas leases. Our ability to fund our capital expenditure program is dependent upon the availability of capital resource financing. In this fiscal year, we planned on spending approximately $5,000,000 in new capital investments for a 30 well oil and gas drilling program on our ability to raise $5,000,000 in funding. Factors such as changes in operating margins due to changes in the price of oil and gas and the availability of capital resources could increase or decrease our ultimate level of expenditures during the remaining fiscal year.

The changes in our capital resources at August 31, 2012 compared with August 31, 2011 are:

	As of August 31,		Increase (Decrease)	Percentage Change
	2012	2011

Cash	$8,664	$1	$8,663	866,260.00%
Current Assets	$2,328,664	$284	$2,328,380	819,851.97%
Total Assets	$2,972,354	$23,347	$2,949,007	12,631.20%
Current Liabilities	$2,372,360	$666,334	$1,706,026	256.03%
Total Liabilities	$2,498,343	$791,628	$1,706,715	215.60%
Working Capital Deficit	$2,363,696	$666,333	$1,697,363	254.73%

Our working capital deficit increased by $1,697,363 from ($666,333) as of August 31, 2011 to ($2,363,696) as of August 31, 2012. This increase in the deficit is due to the amount of resources that is required to raise sufficient capital to start and complete the 30 well oil and gas drilling and completions program, corporate and field staff and to complete all the necessary SEC filings.

Over the last three months, we expended our resources on the acquisition of the 30 well oil and gas locations, attempting to raise funds for the acquisition of oil and gas leases that meet our criteria, to raise sufficient funds to for a drilling and completions program once we acquired oil and gas leases, and completing our fiscal year end consolidated statements and SEC filings. Our business is capital intensive. Our ability to grow is dependent upon favorably obtaining outside debt and capital and generating cash flows from operating activities necessary to fund our investment activities. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on successful development activities and our ability to seek and secure capital from external sources, should we be unable to achieve sustainable profitability this could cause any equity investment in the Company to become worthless.

Major sources of funds in the past for us have included the debt or equity markets. We will have to rely on these capital markets to fund future operations and growth. Our business model is focused on the development of our oil and gas properties. Our ability to generate future revenues and operating cash flow will depend on successful completion of our planned drilling and completions programs and the acquisition of additional oil and gas producing properties, which may very likely require us to continue to raise equity or debt capital from outside sources.

The Company has ongoing capital commitments to develop certain leases pursuant to their underlying terms. Failure to meet such ongoing commitments may result in the loss of the lease itself. These ongoing capital commitments require us to seek capital from sources outside of the Company. The current uncertainty in the credit and capital markets, and the economic downturn, may restrict our ability to obtain needed capital.

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

Cash Flow Used in Operating activities:

	As of August 31,		Increase (Decrease)	Percentage Change
	2012	2011
Net cash provided by (used in) operating activities	$799,104	$(6,017)	$805,121	13,379.88%
Net cash provided by (used in) investing activities	$(810,000)	$-	$810,000	810,000.00%
Net cash provided by (used by) financing activities	$19,560	$(19,050)	$38,610	202.68%

Cash flow from operating activities is derived from changes in the balances of payables, or other non-oil property asset account balances. For the three months ended August 31, 2012, we had a cash flow from operating activities of $799,104, in comparison to a negative cash flow of ($6,017) for the three months ended August 31, 2011. This change of $805,121 was the result of an increase in our payables balance. Variations in cash flow from operating activities may affect our level of development (workover) expenditures. Our expenditures consist primarily of our General and Administrative (G&A) expenses, which consist of consulting and professional services, employee compensation, legal, accounting, travel and other G&A expenses, which we have incurred in order to address necessary organizational activities.

Cash Flow Used in Investing activities

Cash flow used by investing activities was $810,000 for the three months ended August 31, 2012. This is in comparison to no investing activities for the three months ended August 31, 2011. The funds were mainly used to retain the services of financial consultants.

Cash Flow from Financing activities

Cash flow from financing activities is derived from long-term liability account balances or in equity, account balances excluding retained earnings. Cash flow provided by financing activities was $19,560 for the three months ended August 31, 2012. This is in comparison to ($19,050) used by financing activities for the three months ended August 31, 2011. We anticipate it will be necessary to rely on additional funding from the debt financing and from capital markets in the current fiscal year to complete the acquisition of the oil and gas leases in Texas and to discharge our debts.

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

Plan of Operation For Remaining Fiscal Year

Our recent acquisition of the 30 well oil and gas locations in Pennsylvania will require approximately $5 Million of financing to complete the drilling and completions program. As a condition of the agreement, the Company needs to provide proof of funds or funding for the first well on or before November 30, 2012 and proof of funds or funding for three more wells on or before January 28, 2013, or the Company will forfeit its rights and the 30 Well Oil and Gas Locations Purchase Agreement shall terminate and unwind. We have retained the services of two financial consultants to assist the Company in its efforts to raise the necessary capital to meet our financial obligations for the 30 well drilling and completions program. There are no assurances that the Company will be successful in raising sufficient funds to accomplish our goals and objectives for the next three months or the remainder of this fiscal year.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Item 9A. Controls and Procedures.

Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we evaluated, as of August 31, 2012, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

On May 10, 2011, the Company accepted an Offer to Purchase from Lea Kennedy d/b/a LuxemBarings (“Purchaser”) to purchase $10 million of the Company’s common stock based on the average of five consecutive trading day’s close prior to date of closing (the "Offer to Purchase"). The Offer to Purchase was scheduled to close on or before June 24, 2011. The Purchaser failed to complete the transaction, after mutually agreed extensions of the closing date. The Company has retained legal counsel to take legal action against the Purchaser for failing to complete the purchase transaction and for damages to the Company as a result of the failure to complete the transaction. The Company has recognized losses, at cost, in the financial statements for the period ended August 31, 2012.

ITEM 1A.   RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K filed September 13, 2012.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company authorized and approved an aggregate of 136,129 shares for the period ended May 31, 2012 with an average price of $0.0333 per share to the Executive and Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Donald Lynch, Mr. Jerry G. Mikolajczyk,  Mr. Kevin M. Grapes and Dr. William D. Spier. The Company issued 105,000 of the 136,129 shares to the Board as of May 31, 2012.  The balance,  31,129 shares, was issued to the Board on June 25, 2012.

The Company issued 20 Million shares on August 31, 2012 for $1,000,000 pursuant to a twenty-four month agreement with Prodigy Asset Management, LLC.

The Company issued 11.7 Million shares on August 31, 2012 for $585,000 pursuant to a Purchase and Sales agreement with Vencedor Energy Partners for the acquisition of 30 oil and gas well locations in Venango County, Pennsylvania.

The issuance of the common stock was exempt from registration under Section 4(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS		INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	File/ Furnished Herewith
Corporate Governance and Management
5.01	Board Member Agreement between Xun Energy, Inc. and Jerry G. Mikolajczyk	8-K	10.1	09/04/12
Material Contracts
10.1	Financial Consulting Services Agreement between Xun Energy, Inc. and Vaquero Private Capital, Inc.	8-K	10.1	09/05/12
10.2	Financing Facilities Consulting Agreement between Xun Energy, Inc. and Prodigy Asset Management, LLC	8-K	10.1	09/05/12
10.3	Oil and Gas Well Location Agreement between Xun Energy, Inc and Vencedor Energy Partners	8-K	N/A	09/06/12
10.4	Termination Agreement between Xun Energy, Inc. and Charles Morgan Securities Inc.	8-K	10.1	09/25/12
10.5	Investment Banking and Advisory Agreement between Xun Energy, Inc. and Charles Morgan Securities Inc.	8-K	10.2	09/25/12
Rule 13a–14(a)/15d-14(a) Certifications
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XUN ENERGY, INC.

Date: October 12, 2012	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Executive Officer (principal executive officer)

Date: October 12, 2012	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Financial Officer (principal financial officer and principal accounting officer)