Form 10-Q
period 2012-11-30
Xun Energy, Inc.
filed 2013-01-15
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 363,553,415 shares of common stock are issued and outstanding as of January 15, 2013.

XUN ENERGY, INC.

INDEX

PART I. – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at November 30, 2012 and May 31, 2012	3

	Consolidated Statement of Operations for the Three and Six Months ended November 30, 2012 and November 30, 2011 and from Inception (December 20, 2007) to November 30, 2012	4

	Consolidated Statements of Stockholders Equity from Inception (December 20, 2007) to November 30, 2012	5

	Consolidated Statements of Cash Flows for the Six Months ended November 30, 2012 and November 30, 2011 and Cumulative since Inception to November 30, 2012	6

	Notes to Consolidated Financial Statements as of November 30, 2012	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	22

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26

Item 4.	Controls and Procedures	26
	PART II. – OTHER INFORMATION

Item 1	Legal Proceedings.	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3.	Defaults Upon Senior Securities.	28

Item 4.	Mine Safety Disclosures.	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

ITEM 1.      FINANCIAL STATEMENTS

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

As of NOVEMBER 30, 2012  and  MAY 31, 2012

(Expressed in U.S. dollars)

	November 30, 2012	May 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$8,597	$-
Other Current Assets	$1,282,828	$833,274
Total Current Assets	$1,291,425	$833,274
Other Assets:
Intangible Assets - Legal and Contractual
Rights - Oil and Gas Leases	$643,500	$-
Trademarks	$20	$20
Incorporation Costs	$170	$170
Total Legal and Contractual	$643,690	$190
Total Intangible Assets	$643,690	$190
Other Long Term Assets
Bonds	$-	$500
Total Other Long Terms Assets	$-	$500
Total Other Assets	$643,690	$690
Total Assets	$1,935,115	$833,964

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$720,807	$1,036,669
Loans payable	$864,165	$419,649
Convertible Promissory Notes, net of discount	$12,139	$-
Total Current Liabilities	$1,597,111	$1,456,318
Long Term Liabilities:
Notes - 3 Years and Less	$116,693	$116,374
Notes - 3 Years and Less Related Party	$9,462	$9,436
Total Long Term Liabilities	$126,155	$125,810
Total Liabilities	$1,723,266	$1,582,128

Stockholders' Equity (Deficit):
Preferred Stock, par value $0.0001, 50,000,000 shares authorized,
none issued and outstanding	$-	$-
Common Stock, par value $0.0001, 5,000,000,000 shares authorized,
363,454,093 and 330,643,500 shares issued and outstanding, respectively	$36,345	$33,064
Paid in Capital	$2,495,847	$919,881
Accumulated Deficit	$(2,320,343)	$(1,701,109)
Total Stockholders' Equity (Deficit)	$211,849	$(748,164)
Total Liabilities and Stockholders' Equity (Deficit)	$1,935,115	$833,964

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND  2011

AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007)

(Unaudited)

(Expressed in U.S. dollars)

					December 20, 2007 (Inception) To November 30, 2012
	For the three months ended November 30		For the six months ended November 30
	2012	2011	2012	2011
Revenue
Revenue - Operations	$-	$-	$-	$-	$4,637
Total Revenue	$-	$-	$-	$-	$4,637

Cost of Goods Sold	$-	$-	$-	$-	$1,653

Gross Profit	$-	$-	$-	$-	$2,984

Expenses
General and Administrative	$247,262	$95,046	$603,030	$196,099	$1,875,642
Loss before income taxes	$(247,262)	$(95,046)	$(603,030)	$(196,099)	$(1,872,658)

Other income (expense)	$(7,040)	$(19,872)	$(16,205)	$(20,046)	$(447,685)

Provision for Income Taxes	$-	$-	$-	$-	$-

Net (Loss)	$(254,302)	$(114,919)	$(619,235)	$(216,145)	$(2,320,344)

Basic and Diluted
(Loss) per Common Shares	a	a	a	a

Weighted Average
Number of Common Shares*1	352,781,910	312,568,500	347,037,812	312,552,393

a = Less than ($0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION (DECEMBER 20, 2007) THROUGH NOVEMBER 30, 2012
(Unaudited)
(Expressed in U.S. dollars)

					Additional Paid in Capital
	Common Stock					Retained Earnings	Total Equity
	Shares*1		Amount
Inception December 20, 2007	-		$-		$-	$-	$-
Common stock issued to Directors	400,000,000		$40,000		$(35,000)	$-	$5,000
Private placement	110,416,000		$11,042		$44,166	$-	$55,208
Net loss for the year		$		$		$(85)	$(85)
Balance, May 31, 2008	510,416,000		$51,042		$9,166	$(85)	$60,123
Net loss for the year		$		$		$(50,170)	$(50,170)
Balance, May 31, 2009	510,416,000		$51,042		$9,166	$(50,255)	$9,953
Net loss for the year		$		$		$(50,744)	$(50,744)
Balance, May 31, 2010	510,416,000		$51,042		$9,166	$(100,999)	$(40,791)
Common stock issued to Directors	37,500		$4		$3,296	$-	$3,300
For purchase of Accounts Receivable	1,259,000		$126		$62,824	$-	$62,950
For cash November 30, 2010	741,000		$74		$36,976	$-	$37,050
Common stock issued to Directors	37,500		$4		$5,946	$-	$5,950
Common stock issued to Consultant	10,000		$1		$1,099	$-	$1,100
Common stock retirement	(200,000,000)		$(20,000)		$(105,000)	$-	$(125,000)
Net loss for the period	0		$0		$0	$(614,592)	$(614,592)
Balance, May 31, 2011	312,501,000		$31,250		$14,308	$(715,592)	$(670,034)
Common stock issued to Directors	37,500		$4		$4,956	$-	$4,960
Common stock issued to Directors	30,000		$3		$805	$-	$808
Common stock issued to Directors	75,000		$8		$1,612	$-	$1,619
Common stock issued to Consultant	18,000,000		$1,800		$898,200	$-	$900,000
Net loss for the period						$(985,517)	(985,517)
Balance, May 31, 2012	330,643,500		$33,064		$919,881	$(1,701,109)	$(748,164)
Common stock issued to Directors	31,129		$3		$2,103	$-	$2,106
Common stock issued for Assets	11,700,000		$1,170		$583,830	$-	$585,000
Common Stock issued to Consultant	20,000,000		$2,000		$998,000	$-	$1,000,000
Common stock issued to Directors	45,000		$5		$1,811	$-	$1,815
Common stock issued to Lender	243,103		$24		$6,053	$-	$6,077
Common Stock issued to Consultant	16,200,000		$1,620		$808,380	$-	$810,000
Common Stock issued to reduce CPN	2,591,361		$259		$(2,601)	$-	$(2,342)
Common Stock Cancelled - Note 3	(18,000,000)		$(1,800)		$(898,200)	$-	$(900,000)
Discount on CPN's					76,591		76,591
Net loss for the period		$		$		$(619,235)	$(619,235)
Balance, November 30, 2012	363,454,093		$36,345		$2,495,847	$(2,320,343)	$211,849
*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007)
(Unaudited)

(Expressed in U.S. dollars)

	For the six months ended November 30, 2012	For the six months ended November 30, 2011	December 20, 2007 (Inception) to November 30, 2012

OPERATING ACTIVITIES
Net (Loss)	$(619,235)	$(216,145)	$(2,320,343)
Adjustments to reconcile net loss to net cash used by operating activities
Share based compensation	$3,921	$5,768	$21,658
Share based Interest	$6,077	$-	$6,077
Non-Cash amortization - Financial Services	$455,000	$-	$530,000
Non-Cash amortization - Debt Discount	$5,483	$-	$5,483
Gain on debt extinguishment	$(2,342)	$-	$(2,342)
Non-Cash inventory	$-	$-	$283
Corporate Overhead allocated to Intangible Assets	$(58,500)	$-	$(60,822)
Depletion	$-	$-	$835
Accrued Interest	$15,799	$345	$16,609
Changes in net assets and liabilities-
Property, Plant and Equipment impairment	$-	$-	$18,840
Oil and Gas Leases forfeitures	$-	$19,701	$5,583
Oil and Gas Lease impairment	$-	$-	$399,743
Bonds	$500	$-	$500
Other current assets	$5,446	$-	$5,446
Accounts payable and accrued liabilities	$(315,862)	$184,243	$720,807
Net Cash Used By Operating Activities	$(503,712)	$(6,088)	$(651,642)
INVESTING ACTIVITIES
Purchase of Other Current Assets	$-	$-	$(408,017)
Purchase of Fixed Assets	$-	$-	$(17,637)
Purchase of Intangible Assets	$-	$-	$(5,773)
Purchase of Long Term Assets	$-	$-	$(500)
Net Cash Used By Investing Activities	$-	$-	$(431,927)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	$10,000	$-	$170,208
Repayment of loans	$(20,500)	$(25,000)	$(137,142)
Proceeds from loans	$522,809	$6,020	$1,059,100
Cash Provided by Financing Activities	$512,309	$(18,980)	$1,092,166
Net Increase in Cash	$8,597	$(25,068)	$8,597
Cash, Beginning of Period	$-	$25,069	$0
Cash, End of Period	$8,597	$-	$8,597
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$222
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Convertible Promissory Note - non-cash capitalization	$10,000	$-	$10,000
Prepaid Expenses - non-cash capitalization	$910,000	$-	$1,810,000
Purchase of Intangible Assets - non-cash capitalization	$585,000	$-	$585,000
Debt Discount - non cash capitalization	$61,107	$-	$61,107

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

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

On April 18, 2011, the Company filed a Form 8-K with the United States Securities and Exchange Commission (the “SEC”) disclosing that the Company is no longer considered a shell and has completed a workover program on one of its wells. Subsequent to filing of the Form 8-K with the SEC, the Company has filed its required four quarterly filings to "cure" itself of  "shell status". The Company operations are extensively involved in oil and gas operations even though the Company has had limited revenue from the oil and gas operations.

On February 6, 2012, the Company established a subsidiary in the State of Florida.

On August 31, 2012, the Company acquired 30 oil and gas well locations in Venango County, Pennsylvania with an option to acquire an additional 15 oil and gas locations.

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

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Xun Energy, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements are presented in accordance with the accounting principles generally accepted in the United States (GAAP).

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements of Xun Energy, Inc. as of November 30, 2012, and for the six months then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Xun Energy, Inc.’s consolidated financial position as of November 30, 2012, and the results of its consolidated operations and its cash flows for the six months ended November 30, 2012, and 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2013. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of May 31, 2012, filed with the SEC for additional information, including significant accounting policies.

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
• Asset retirement obligations; and
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

The detailed analysis of our Oil and Gas Rights are as follows:

	As Of
Description	November 30, 2012	May 31, 2012
Oil and Gas Leases: Beginning of year	$-	$5,583
Acquisitions/Work in Progress	$643,500	$399,743
Subtotal	$643,500	$405,326
Forfeitures during the period	$-	$(5,583)
Impairments during the period	$-	$(399,743)
Oil and Gas Leases: End of year	$643,500	$-

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

DERIVATIVE LIABILITY

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Promissory Notes ), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

NOTE 3: OTHER CURRENT ASSETS

The Other Current Assets account consists of inventory and prepaid expenses. During the first six months of the fiscal year, the Company entered into two financial advisory contracts to provide consulting services in connection with the Company’s business affairs and assist the Company in raising capital. One consulting contract is with Vaquero Private Capital, Inc. ("VPC") for a 12 month period effective June 1, 2012. As consideration for the services to be provided by VPC, the Company paid VPC 16.2 million shares of the Company on execution of the agreement. The Company charged $810,000 as a prepaid financial services expense and is amortizing the prepaid expense over 12 months. Refer to additional information on this agreement in Note 23: SUBSEQUENT EVENTS.

The second consulting contract is with Prodigy Asset Management, Inc.(PAM) is for $1,000,000 for a 24 month period effective August 31, 2012. As consideration for the services to be provided by PAM, the Company paid PAM 20 million shares of the Company on execution of the agreement. The Company charged $1,000,000 as a prepaid financial services expense and is amortizing the prepaid expense over 24 months.

For the fiscal year ending May 31, 2012, the Company entered into a Investment Banking and Advisory Agreement (the "IBA") with Charles Morgan Securities, Inc. ("CMS"). As consideration for the services to be provided by CMS, the Company paid CMS 18 million shares of the Company on execution of the agreement. The Company charged $900,000 as a prepaid financial services expense and was amortizing the prepaid expense over 24 months. On September 20, 2012, the Company and CMS mutually agreed to terminate the IBA pursuant to a Termination Agreement, and accordingly, and all rights, obligations, interest, claims and causes of action pursuant thereto shall automatically be canceled, terminated, released and extinguished. As a condition of the termination, the Company is obligated to pay $4,000 for legal fees incurred by CMS. Of the 18 million shares of the Company which were to issue to CMS, 7.5 million shares were released to CMS. The shares are held in trust and will be returned once the Company has paid the $4,000 of legal fees incurred.

The detailed analysis of our Other Current Assets is as follows:

	As Of
Description	November 30, 2012	May 31, 2012
Beginning Balance:	$833,274	$-
Prepaid Legal	$(5,446)	$8,274
Prepaid Financial Services	$910,000	$900,000
Less: Amortization	(455,000)	(75,000)
Balance end of period:	$1,282,828	$833,274

NOTE 4: OTHER ASSETS

The detailed analysis of our Other Assets is as follows:

	As Of
Description	November 30, 2012	May 31, 2012
Rights - Oil and Gas Leases	$643,500	$-
Trademarks	$20	$20
Incorporation Costs	$170	$170
Bonds	$-	$500
Total Other Assets:	$643,690	$690

NOTE 5: ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of November 30, 2012.

NOTE 6: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 20, 2007) to November 30, 2012. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On December 20, 2007, pursuant to the terms of a subscription agreement, the Company sold 80 million (post forward split) shares of our common stock to Ms. Marina Karpilovski, the Company's former President and a Director, in exchange for a cash payment of $1,000. The Company believes this issuance was exempt under Regulation S of the Securities Act, as no advertising or general solicitation was employed in offering the securities, the offering and sale was made only to Ms. Karpilovski who is a non-U.S. citizen, and the transfer was restricted by us in accordance with the requirements of the Securities Act.

On December 20, 2007 pursuant to the terms of a subscription agreement, the Company sold 320 million (post forward split) shares of our common stock to Mr. Michael Zazkis, the Company's former Secretary, Treasurer, and a director, in exchange for a cash payment of $4,000. The Company believes this issuance was exempt under Regulation S of the Securities Act, as no advertising or general solicitation was employed in offering the securities, the offering and sale was made only to Mr. Zazkis who is a non-U.S. citizen, and the transfer was restricted by us in accordance with the requirements of the Securities Act.

On March 28, 2011, the Company entered into Redemption Agreement with Peter Matousek, the Company’s president and director, which provides in part for the Company to redeem from Mr. Matousek 140 million shares of the Company’s common stock at a price of $87,500 or $0.000625 per share. On May 31, 2011, Mr. Matousek assigned the Note Payable to Comtax Services, Inc.

The Company issued an aggregate of 142,500 shares for the period ending May 31, 2012 with an average price of $0.0518 per share to the executives and board pursuant to (i) a Management and Financial Service Agreement with Mr. Peter Matousek and (ii) a Board Member Compensation Agreement with Mr. Peter Matousek, Mr. Donald Lynch, Mr. Kevin M. Grapes, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier. Refer to NOTE 19: EXECUTIVE AND BOARD COMPENSATION for additional detail.

The Company authorized and approved 45,000 shares for the period ended August 31, 2012 with an average price of $0.04033 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier, refer to NOTE 19: EXECUTIVE AND BOARD COMPENSATION for additional detail. The 45,000 shares was issued to the Board on October 26, 2012.

Prior to June 1, 2011, our President, CEO and Director, Jerry G. Mikolajczyk, performed services for the Company pursuant to a consulting contract through a consulting agency, Comtax Services, Inc. ("Comtax"). From April 1, 2010 to February 28, 2011, Comtax charged a fixed monthly fee of $2,500, for a minimum of 10 hours per month for Mr. Mikolajczyk, an aggregate of $27,500 for the 11 months for Mr. Mikolajczyk’s services to the Company. For the period from March 1, 2011 to May 31, 2011, Comtax charged the Company an aggregate of $387,275 (1,106.5 hours) for the services of Mr. Mikolajczyk plus $9,656.59 in travel expenses Mr. Mikolajczyk incurred on behalf of the Company. On October 31, 2012, Comtax assigned the trade payables to Lighthouse Investments, Inc., a company beneficially owned and controlled by Mr. Mikolajczyk, as unsecured Promissory Notes. The Promissory Notes, an aggregate of $398,248.59, are non-interest bearing. Mr. Mikolajczyk was an officer of Comtax until his resignation on May 31, 2011 upon which his consulting contract with Comtax terminated which was prior to accepting his executive and director positions with the Company.

NOTE 8:  INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During each fiscal year from 2008 through 2012, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset of approximately $811,021 (assuming a 35% effective tax rate) generated by the loss carry-forward has been fully reserved.

The Company files income tax returns in the United States, the states of Kentucky and Florida.

The Company did not identify any material uncertain tax positions on tax returns filed, nor did the company recognize any interest or penalties for unrecognized tax benefits.

NOTE 9:  NET OPERATING LOSSES

As of November 30, 2012, the Company has a net consolidated operating loss carry-forward of approximately $2,317,202, which will expire 20 years from the date the loss was incurred.

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

On July 20, 2010, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Nevada Secretary of State, which increased the Company’s authorization to issue 5,000,000,000 shares of $0.0001 par value common stock. Refer to NOTE 18: CORPORATE ACTION for additional information.

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

The consideration for one (1) Series A Preferred Share is set at $0.50.

ISSUED AND OUTSTANDING

On December 20, 2007, the Company issued 400,000,000 (post forward split) common shares to its Directors in exchange for cash of $5,000.

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

The Company redeemed on March 28, 2011, 140 million common shares at a price of $87,500 or $0.000625 per share from Peter Matousek, the Company’s President and Director, at the time. Also on March 28, 2011, the Company redeemed 60 million common shares from four shareholders at a price $37,500 or $0.000625 per share. With the redemption of the 200 million common shares, the Company reduced its issued and outstanding common shares to 312,501,000 as of March 28, 2011.

The Company authorized and approved the issuance of an aggregate of 112,500 common shares for the period ending May 31, 2011 with an average price of $0.1263 per share to the Executive and Board pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek and a Board Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch. During the fiscal year ending May 31, 2011, the Company issued 75,000 of the 112,500 shares to the Executive and Board with the remaining 37,500 shares issued on June 6, 2011.

The Company issued 18 million shares on April 12, 2012 for $900,000 pursuant to a twenty-four month agreement with Charles Morgan Securities Inc. On September 20, 2012, the Company and CMS mutually agreed to terminate the IBA agreement between the Company and CMS and the 18 million shares memorialized cancelled.

The Company authorized and approved an aggregate of 136,129 common shares for the period ended May 31, 2012 with an average price of $0.0333 per share to the executive and board pursuant to (i) Management and Financial Services Agreement with Mr. Peter Matousek and (ii) a Board Member Compensation Agreement with Mr. Peter Matousek, Mr. Donald Lynch, Mr. Kevin M. Grapes, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier. Refer to NOTE 19: EXECUTIVE AND BOARD COMPENSATION for additional detail. The Company issued 105,000 of the 136,129 common shares to the Board as of May 31, 2012.  The balance,  31,129 common shares, was issued to the Board on June 25, 2012.

The Company issued 20 million common shares on August 31, 2012 for $1,000,000 pursuant to a twenty-four month agreement with Prodigy Asset Management, LLC.

The Company issued 11.7 million common shares on August 31, 2012 for $585,000 pursuant to a Purchase and Sale Agreement with Vencedor Energy Partners for the acquisition of 30 oil and gas well locations in Venango County, Pennsylvania.

The Company issued 1,428,571 common shares on October 22, 2012 for $5,000 pursuant to a Convertible Promissory Note dated October 19, 2012.

The Company issued 16.2 million common shares on October 26, 2012 for $810,000 pursuant to a twelve month Financial Consulting Services Agreement with Vaquero Private Capital, Inc. effective as of June 1, 2012.

The Company issued 243,103  common shares on October 26, 2012 for $6,077 for interest and penalties to a 3rd party lender.

The Company authorized and approved 45,000 common shares for the period ended August 31, 2012 with an average price of $0.04033 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier. Refer to NOTE 19: EXECUTIVE AND BOARD COMPENSATION for additional detail. The 45,000 common shares was issued to the Board on October 26, 2012.

The Company issued 1,162,790 common shares on November 12, 2012 for $5,000 pursuant to a Convertible Promissory Note dated October 19, 2012.

NOTE 11: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's consolidated results of operation and financial condition.

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

In connection with the aagreement with the Buyers, there was a change in the majority of the Company’s Board of Directors. Upon the consummation of the Takeover, Marina Karpilovski President and Director, and Michael Zazkis, Secretary, Treasurer & Director resigned and Mr. Donald Lynch was appointed as Director and Executive Officer of the Company and Mr. Peter Matousek was appointed as Director and Executive Officer of the Company.

On May 31, 2011, Mr. Jerry G. Mikolajczyk, our President, CEO and Director, acquired 180,000,000 common shares of the company from Mr. Peter Matousek, former President, CEO and Director of the Company. The common share acquisition by Mr. Mikolajczyk gave him control of 57.6% of the issued and outstanding shares of the Company. Subsequent to May 31, 2011, Mr. Mikolajczyk has acquired additional shares directly and indirectly in the Company. As of Mr. Mikolajczyk’s last Form 4 filed with the SEC on December 21, 2012, Mr. Mikolajczyk is beneficial owner of 188,534,421 (51.87%) of the issued and outstanding shares of the Company.

NOTE 13: LOANS PAYABLE

The Company has non-interest bearing loans in the amount of $398,248.59 with Lighthouse Investments, Inc., a company beneficially owned and controlled by Jerry G. Mikolajczyk, our President and Board member.

The Company has non-interest bearing loans in the amount of $293,160 with Comtax which have been provided to the Company as working capital.

The Company issued a Promissory Note for $100,000 and is carrying a contingent liability of $30,000, with Altmann Revocable Living Trust, Rlt. (ALRT), totaling $130,000 due on or before December 31, 2012 with interest calculated at 8% per annum.

The Company issued a Promissory Note for $25,000 to third party on June 25, 2012 due on July 16, 2012. The Promissory Note was been renegotiated with a due date of December 31, 2012. Interest is calculated at 20% per annum plus late fees.

The Company issued an unsecured one year 10% Convertible Promissory Note (CPN#1) on October 19, 2012 due on October 19, 2013 for $50,000. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 50% of the Market Price. Market Price is the average of the lowest three (3) Closing Prices for the Common Stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice as reported on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded). The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 18% per annum should the Company default on the CPN#1. The Company may prepay CPN#1 equal to 150% of the unpaid principle and accrued and unpaid interest. As of November 30, 2012, the CPN#1 has a principle amount of $40,000 with accrued interest of $497.26. The Company issued 2,591,361 shares for $10,000.

The Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#2) on October 26, 2012 due on July 29, 2013 for $32,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 55% of the Market Price. "Market Price" is the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#2.

The Company may prepay CPN#2 at any time for the period beginning on the date of the CPN#2 and ending on the date which is 90 days following the date of the CPN#2, the CPN#2 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#2 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the 91 day from the date of the CPN#2 and ending on the date which is 120 days following the date of CPN#2, the Company may prepay the CPN#2 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#2 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is 121 days from the date of the CPN#2 and ending on 180 days following the date of this CPN#2, the Company may prepay the CPN#2 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#2 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of 180 days following the date of the CPN#2, the Company shall have no right of prepayment. As of November 30, 2012, the Company accrued interest of $249.32.

NOTE 14: LONG TERM LIABILITIES – NOTES – 3 YEARS AND LESS

On March 28, 2011, the Company entered into Redemption Agreement with Peter Matousek, the Company’s President and Ddirector, which provides in part for the Company to redeem from Mr. Matousek a total of 140 million shares of the Company’s common stock at a price of $87,500 or $0.000625 per share. On May 31, 2011, Mr. Matousek assigned the Note Payable to Comtax.

Also on March 28, 2011, the Company entered into similar redemption agreements with four other shareholders, which in total provide for the redemption of 60 million shares of the Company’s common stock at a price of $37,500 or $0.000625 per share.

The terms of the stock redemption, agreement is a non-callable 3-year note. The principal will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maturity Date”). Principal plus all accrued interest will be due on the Maturity Date.

NOTE 15: LONG TERM LIABILITIES – NOTES – 3 YEARS AND LESS – RELATED PARTY

Our President, CEO and Director, Mr. Jerry G. Mikolajczyk, acquired a Note Payable by the Company from one of the shareholders of the Company on July 15, 2011. The Note Payable is in the amount of $9,375 which will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maturity Date”). Principal plus all accrued interest will be due on the Maturity Date.

NOTE 16: FAIR VALUE OF FINANCIAL INSTRUMENTS

Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has convertible promissory notes that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of November 30, 2012 and November 30, 2011:

	As Of
Description	November 30, 2012		May 31, 2012
CPN#1	$40,000		$-
CPN#1 Discount	$40,000		$-
CPN#1 - 10% Interest Accrued	$497	$
CPN#2	$32,500		$-
CPN#2 Discount	$26,591		$-
CPN#2 - 8% Interest Accrued	$249	$
Total Convertible Promissory Notes	$139,588		$-
Less: Debt Discount	$66,591		$-
Convertible Promissory Notes	$72,997		$-

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total debt discounts of $66,591, and $-0- for the variable conversion feature of the convertible debts incurred during the six months ended November 30, 2012 and year ended May 31, 2012, respectively. The discount will be amortized to debt discount over the term of the debentures using the effective interest method. The Company recorded $5,483 and $-0- of debt discount expense pursuant to the amortization of the convertible promissory note discounts during the six months ended November 30, 2012 and 2011, respectively. The Company recorded $746 and $-0- of interest expense for convertible promissory notes the during the six months ended November 30, 2012 and 2011, respectively.

Both CPN#1 and CPN#2 carry default provisions that place a “maximum share amount” on the note holders. The maximum share amount that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the Company’s issued and outstanding shares.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and shares to be issued represented embedded derivative features, and these are included in Loan Payable on the balance sheet.

NOTE 17: CORPORATE ACTIONS

A Certificate of Amendment to the Certificate of Incorporation was authorized by the Company’s Board of Directors on May 15, 2010 and approved by the written consent of the holders of a majority of the Company’s shareholders owning a majority of the outstanding issued and outstanding voting shares. The Certificate of Amendment provided for the following:

•

A change in name from Real Value Estates, Inc. to Xun Energy, Inc.;

•

An increase of the number of authorized shares of Company's common stock from 100 million shares $0.0001 par value to 5 billion shares of common stock, $0.0001 par value; and

•

An 80:1 forward split of the Company’s issued and outstanding common stock.

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

NOTE 18: COMMITMENTS

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

The Company entered into a Management and Financial Service Agreement with Mr. Jerry G. Mikolajczyk for a 12-month period commencing on June 1, 2011 and ending May 31, 2012. Mr. Mikolajczyk is hired through a service company, and will be paid $120,000 in cash payments for his services. The agreement provided that the terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000. The Company has not renewed the contract with Mr. Mikolajczyk. Mr. Mikolajczyk continues to work for the Company on a month-to-month basis and is paid $10,000 per month.

The Company entered into a Management and Financial Service Agreement with Mr. Peter Matousek for a 12-month period commencing June 1, 2011 and ending May 31, 2012 whereby Mr. Matousek was paid $90,000. The Agreement provided that the terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000. The Company has not renewed the contract with Mr. Matousek. Mr. Matousek continues to work for the Company on a month-to-month basis and is paid $7,500 per month.

The Company entered into a Management and Financial Service Agreement with Dr. William D. Spier for a 7.25-month period commencing October 23, 2012 and ending May 31, 2013 whereby Dr. Spier will be paid $29,032 in cash payments. The agreement provides that the terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

NOTE 19: EXECUTIVE AND BOARD COMPENSATION

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

The Company authorized and approved an aggregate of 45,000 shares for the period ended August 31, 2012 with an average price of $0.04033 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier. The 45,000 shares was issued to the Board on October 26, 2012.

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

The Company authorized and approved an aggregate of 45,000 shares for the period ended November  30, 2012 with an average price of $0.01227 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier.

The table below represents the shares issued  or reserved to the Board with the 5-Day Average Share Closing Price:

				5-Day		Par
	Shares		Total	Share		Value	Paid In
Month	Executive	Board	Shares	Average	Cost	$0.0001	Capital
June	-	15,000	15,000	$0.0380	$570.00	$1.50	$568.50
July	-	15,000	15,000	$0.0440	$660.00	$1.50	$658.50
August	-	15,000	15,000	$0.0390	$585.00	$1.50	$583.50
Quarter Total	-	45,000	45,000	0.04033	$1,815.00	$4.50	$1,810.50
September	-	15,000	15,000	$0.0232	$348.00	$1.50	$346.50
October	-	15,000	15,000	$0.0077	$115.50	$1.50	$114.00
November	-	15,000	15,000	$0.0059	$88.50	$1.50	$87.00
Quarter Total	-	45,000	45,000	0.01227	$552.00	$4.50	$547.50
Year Total	-	90,000	90,000	0.02630	$2,367.00	$9.00	$2,358.00

NOTE 20: COMMON SHARES PURCHASE LITIGATION

On May 10, 2011, the Company accepted an Offer to Purchase from Lea Kennedy d/b/a LuxemBarings (“Purchaser”) to purchase $10 million of the common shares of the Company based on the average of five consecutive trading day’s close prior to date of closing. The Offer to Purchase was scheduled to close on or before June 24, 2011. The Purchaser failed to complete the transaction, after mutually agreed extensions of the closing date. The Company has retained legal counsel to take legal action against the Purchaser for failing to complete the purchase transaction and for damages to the Company as a result of the failure to complete the transaction. The Company has recognized losses, at cost, in the financial statements for the period ended May 31, 2012 and legal costs for the six months ending November 30, 2012.

NOTE 21: EXECUTIVE AND BOARD CHANGES

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

NOTE 22:  VENANGO 30 WELL LOCATION

On August 31, 2012 the Company entered into an Oil and Gas Well Location Agreement with Vencedor Energy Partners (Assignor). The agreement allows the Company to drill 30 offset oil and gas wells on 3 producing oil and gas leases in Venango County, Pennsylvania.

The Company paid $585,000 in the form of 11,700,000 shares of common stock (Shares) of the Company for the rights.

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

If Company does not begin or provide proof of funds or funding for the first well on or before January 31, 2013, subject to our operator, Vencedor Energy Partners, obtaining the necessary permits to allow the Company to commence drilling and completions operations, and does not begin or provide proof of funds or funding for 3 more wells on or before March 31, 2013, then the Company will have forfeited its rights and the Agreement shall terminate and unwind and the Assignor agrees to return the Shares (11,700,000) to the Company.

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

NOTE 23: SUBSEQUENT EVENTS

On December 6, 2012 the Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#3) due on September 10, 2013 for $32,700. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 55% of the Market Price. "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#3.

The Company may prepay CPN#3 at any time for the period beginning on the date of the CPN#3 and ending on the date which is ninety (90) days following the date of the CPN#3, the CPN#3 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#3 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#3 and ending on the date which is one hundred twenty (120) days following the date of CPN#3, the Company may prepay the CPN#3 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#3 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#3 and ending on one hundred eighty (180) days following the date of this CPN#3, the Company may prepay the CPN#3 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#3 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#3, the Company shall have no right of prepayment.

On December 18, 2012, the Company issued a Notice of Termination to Vaquero Private Capital, Inc. (“VPC”) for breach of contract by VPC, terminating the September 4, 2012 twelve month Financial Consulting Services Agreement (the “Agreement”) effective as of June 1, 2012, pursuant to which VPC would provide consulting services in connection with the Company’s business affairs and assist the Company in raising capital.  In consideration of the services to be provided by VPC, the Company paid VPC a prepaid fee of $810,000 in the form of 16.2 million common shares of the Company. The Company has placed a Stop Order on the transference of 16.2 million shares pending resolution of the breach of contract by VPC.

On January 9, 2013, CPN#1, CPN#2 and CPN#3 were amended to have a floor price of $0.0001, $0.00005 and $0.00005 respectfully.

On January 12, 2013 the Company amended the Promissory Notes with Comtax Services, Inc. and issued an unsecured one year 10% Convertible Promissory Note (CPN#4) effective October 19, 2012 due on October 18, 2013 for $231,600. The principal and accrued interest is convertible up to 509,520 Series A Preferred Shares at a strike price of $0.50 per Series A Preferred Share with the following rights:

1.

Convertible to one hundred (100) common shares of the Company for each one (1) Series A Preferred Share; and

2.

Voting rights equal to one hundred (100) votes for each Series A Preferred Share.

On January 12, 2013 the Company amended the Promissory Notes with Comtax Services, Inc. and issued an unsecured one year 10% Convertible Promissory Note (CPN#5) effective December 1, 2012 due on November 30, 2013  for $62,000. The principal and accrued interest is convertible up to 136,400 Series A Preferred Shares at a strike price of $0.50 per Series A Preferred Share with the following rights:

1.

Convertible to one hundred (100) common shares of the Company for each one (1) Series A Preferred Share; and

2.

Voting rights equal to one hundred (100) votes for each Series A Preferred Share.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2012 contains “forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify  forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms "Xun Energy," the "Company," “we," "our," and "us" refer to Xun Energy, Inc., a Nevada corporation and its wholly owned subsidiaries.

General

The Company is engaged primarily in the acquisition of producing or near producing oil and gas properties and the development of these oil and gas properties. The Company acquired oil and gas properties that allows the Company to drill and complete 30 oil and gas wells with an option to acquire an additional 15 oil and gas well locations for drilling and completion in Venango County, Pennsylvania.

The Company plans to acquire additional producing or near producing oil and gas properties that will provide cash flow and an upside for future development. Such activities are concentrated in North America onshore, primarily in the United States.

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

Subsequent Events

On December 6, 2012 the Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#3) due on September 10, 2013 for $32,700. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 55% of the Market Price. "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#3.

The Company may prepay CPN#3 at any time for the period beginning on the date of the CPN#3 and ending on the date which is ninety (90) days following the date of the CPN#3, the CPN#3 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#3 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#3 and ending on the date which is one hundred twenty (120) days following the date of CPN#3, the Company may prepay the CPN#3 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#3 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#3 and ending on one hundred eighty (180) days following the date of this CPN#3, the Company may prepay the CPN#3 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#3 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#3, the Company shall have no right of prepayment.

On December 18, 2012, the Company issued a Notice of Termination to Vaquero Private Capital, Inc. (“VPC”) for breach of contract by VPC, terminating the September 4, 2012 twelve month Financial Consulting Services Agreement (the “Agreement”) effective as of June 1, 2012, pursuant to which VPC would provide consulting services in connection with the Company’s business affairs and assist the Company in raising capital.  In consideration of the services to be provided by VPC, the Company paid VPC a prepaid fee of $810,000 in the form of 16.2 million common shares of the Company. The Company has placed a Stop Order on the transference of 16.2 million shares pending resolution of the breach of contract by VPC.

On January 9, 2013, CPN#1, CPN#2 and CPN#3 were amended to have a floor price of $0.0001, $0.00005 and $0.00005 respectfully.

On January 12, 2013 the Company amended the Promissory Notes with Comtax Services, Inc. and issued an unsecured one year 10% Convertible Promissory Note (CPN#4) effective October 19, 2012 due on October 18, 2014 for $231,600. The principal and accrued interest is convertible up to 509,520 Series A Preferred Shares at a strike price of $0.50 per Series A Preferred Share with the following rights:

1.

Convertible to one hundred (100) common shares of the Company for each one (1) Series A Preferred Share; and

2.

Voting rights equal to one hundred (100) votes for each Series A Preferred Share.

On January 12, 2013 the Company amended the Promissory Notes with Comtax Services, Inc. and issued an unsecured one year 10% Convertible Promissory Note (CPN#5) effective December 1, 2012 due on November 30, 2014 for $62,000. The principal and accrued interest is convertible up to 136,400 Series A Preferred Shares at a strike price of $0.50 per Series A Preferred Share with the following rights:

1.

Convertible to one hundred (100) common shares of the Company for each one (1) Series A Preferred Share; and

2.

Voting rights equal to one hundred (100) votes for each Series A Preferred Share.

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

During the past three fiscal years, we have been involved in searching for an acquisition that would provide us with revenue and positive cash flow. We are successful in acquiring oil and gas properties that allows the Company to drill and complete 30 oil and gas wells with an option to acquire an additional 15 oil and gas well locations for drilling and completions in Venango County, Pennsylvania.

Our inability to generate revenue during the three month period ending November 30, 2012 is due primarily to our inability to raise sufficient funds necessary to produce oil or gas within the three month timeframe and commence drilling operations. There are no assurances that the Company will be successful in raising sufficient funds to accomplish our goals and objectives during the next quarter of this fiscal year or the remainder of the fiscal year. Our operator, Vencedor Energy Partners, has applied for the permits to drill and complete the first 4 wells we plan to drill. Delays in the permitting process may cause additional delays for the Company in its ability to generate revenue. There are no assurances that the drilling permits may be approved.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND NOVEMBER 30, 2011 AND FROM INCEPTION (DECEMBER 20, 2007) TO NOVEMBER 30, 2012.

Revenues

We generated no revenues for the three months ending November 30, 2012 and the three months ending November 30, 2011. Our operations to date have been financed by the sale of our common stock, third party loans and limited revenue. Operating expenses for the three months ended November 30, 2012 and November 30, 2011 totalled $247,262 and $95,046. Our single largest expense to for the three months ended November 30, 2012 has been financial consulting fees totalling $94,800 and no expenditures for financial consulting for the three months ended November 30, 2011. General and Administrative expenses, including financial consulting fees, totalled $247,262 and $95,046 respectively.

For the three months ended November 30, 2012 and November 30, 2011 we had a net loss of ($254,302) and ($114,919).  Total losses since December 20, 2007 (“Inception”) were ($2,320,344).

Until we obtain additional funding to complete our oil and gas well drilling and completions program, we do not anticipate generating revenues, and any revenues that we generate may not be sufficient to cover our operating expenses. In which case we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

Assets and Liabilities

Our primary financial resource is our base of our unproven oil and gas locations in Venango County, Pennsylvania. Our ability to fund our capital expenditure program is dependent upon the availability of capital resource financing. In this fiscal year, we plan on spending approximately $7,500,000 in new capital investments for a 30 well oil and gas drilling program and exercise our option for an additional 15 oil and gas well drilling program on our ability to raise $7,500,000 in funding. Factors such as changes in operating margins due to changes in the price of oil and gas and the availability of capital resources could increase or decrease our ultimate level of expenditures during the remaining fiscal year.

The changes in our capital resources at November 30, 2012 compared with November 30, 2011 are:

	As of November 30,		Increase (Decrease)	Percentage Change
	2012	2011

Cash	$8,597	$-	$8,597	-
Current Assets	$1,291,425	$-	$1,291,425	-
Total Assets	$1,935,115	$5,625	$1,929,490	34,302.04%
Current Liabilities	$1,597,111	$760,571	$836,540	109.99%
Total Liabilities	$1,723,266	$886,571	$836,695	94.37%
Working Capital Deficit	$1,588,514	$760,571	$827,943	108.86%

Our working capital deficit increased by $827,943 from ($760,571) as of November 30, 2011 to ($1,588,514) as of November 30, 2012. This increase in the deficit is due to the amount of resources that is required to raise sufficient capital to start and complete the 30 well oil and gas drilling and completions program, corporate and field staff and to complete all the necessary SEC filings.

Over the last three months, we expended our resources on raising sufficient funds for a drilling and completions program for our 30 oil and gas well locations in Venango County, Pennsylvania. Our ability to grow is dependent upon favorably obtaining outside debt and capital and generating cash flows from operating activities necessary to fund our investment activities. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on successful development activities and our ability to seek and secure capital from external sources, should we be unable to achieve sustainable profitability this could cause any equity investment in the Company to become worthless.

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

Cash Flow Used in Operating activities:

	As of November 30		Increase (Decrease)	Percentage Change
	2012	2011
Net cash provided by (used in) operating activities	$(503,712)	$(6,088)	$497,624	8,173.85%
Net cash provided by (used in) investing activities	$-	$-	$-	-
Net cash provided by (used by) financing activities	$512,309	$(18,980)	$531,289	2,799.18%

Cash flow from operating activities is derived from changes in the balances of payables, or other non-oil property asset account balances. For the three months ended November 30, 2012, we had a negative cash flow from operating activities of $(503,712), in comparison to a negative cash flow of ($6,088) for the three months ended November 30, 2011. This change of $497,624 was the result of an decrease in our payables balance. Variations in cash flow from operating activities may affect our level of development (workover) expenditures. Our expenditures consist primarily of our General and Administrative (G&A) expenses, which consist of consulting and professional services, employee compensation, legal, accounting, travel and other G&A expenses, which we have incurred in order to address necessary organizational activities.

Cash Flow Used in Investing activities

There was no investing activities for the three months ended November 30, 2012 and for the three months ended November 30, 2011.

Cash Flow from Financing activities

Cash flow from financing activities is derived from long-term liability account balances or in equity, account balances excluding retained earnings. Cash flow provided by financing activities was $512,309 for the three months ended November 30, 2012. This is in comparison to ($18,980) used by financing activities for the three months ended November 30, 2011. We anticipate it will be necessary to rely on additional funding from the debt financing and from capital markets in the current fiscal year to complete the financing for the 30 well oil and gas drilling program and exercise our option for an additional 15 oil and gas well drilling program and to discharge our debts.

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

Plan of Operation For Remaining Fiscal Year

Our recent acquisition of the 30 well oil and gas locations in Pennsylvania will require approximately $5 million of financing to complete the drilling and completions program and if we choose to exercise our option, we will need to finance another $2.5 million to complete the additional 15 oil and gas well locations. As a condition of the agreement, the Company needs to provide proof of funds or funding for the first well on or before January 31, 2013, subject to our operator, Vencedor Energy Partners, obtaining the necessary permits to allow the Company to commence drilling and completions operations, and proof of funds or funding for three more wells on or before March 31, 2013, or the Company will forfeit its rights and the 30 Well Oil and Gas Locations Purchase Agreement shall terminate and unwind. We have retained the services of two financial consultants to assist the Company in its efforts to raise the necessary capital to meet our financial obligations for the 30 well drilling and completions program. There are no assurances that the Company will be successful in raising sufficient funds to accomplish our goals and objectives for the next three months or the remainder of this fiscal year.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Item 9A. Controls and Procedures.

Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we evaluated, as of November 30, 2012, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

On May 10, 2011, the Company accepted an Offer to Purchase from Lea Kennedy d/b/a LuxemBarings (“Purchaser”) to purchase $10 million of the Company’s common stock based on the average of five consecutive trading day’s close prior to date of closing (the "Offer to Purchase"). The Offer to Purchase was scheduled to close on or before June 24, 2011. The Purchaser failed to complete the transaction, after mutually agreed extensions of the closing date. The Company has retained legal counsel to take legal action against the Purchaser for failing to complete the purchase transaction and for damages to the Company as a result of the failure to complete the transaction. The Company has recognized losses, at cost, in the financial statements for the period ended November 30, 2012.

ITEM 1A.   RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K filed September 13, 2012.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company authorized and approved an aggregate of 136,129 common shares for the period ended May 31, 2012 with an average price of $0.0333 per share to the executive and board pursuant to (i) Management and Financial Services Agreement with Mr. Peter Matousek and (ii) a Board Member Compensation Agreement with Mr. Peter Matousek, Mr. Donald Lynch, Mr. Kevin M. Grapes, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier. Refer to NOTE 19: EXECUTIVE AND BOARD COMPENSATION for additional detail. The Company issued 105,000 of the 136,129 common shares to the Board as of May 31, 2012.  The balance,  31,129 common shares, was issued to the Board on June 25, 2012.

The Company issued 20 million common shares on August 31, 2012 for $1,000,000 pursuant to a twenty-four month agreement with Prodigy Asset Management, LLC.

The Company issued 11.7 million common shares on August 31, 2012 for $585,000 pursuant to a Purchase and Sale Agreement with Vencedor Energy Partners for the acquisition of 30 oil and gas well locations in Venango County, Pennsylvania.

The Company issued 1,428,571 common shares on October 22, 2012 for $5,000 pursuant to a Convertible Promissory Note dated October 19, 2012.

The Company issued 16.2 million common shares on October 26, 2012 for $810,000 pursuant to a twelve month Financial Consulting Services Agreement with Vaquero Private Capital, Inc. effective as of June 1, 2012.

The Company issued 243,103  common shares on October 26, 2012 for $6,077 for interest and penalties to a 3rd party lender.

The Company issued 45,000 common shares with an average price of $0.04033 per share on October 26, 2012 for Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier. Refer to NOTE 19: EXECUTIVE AND BOARD COMPENSATION for additional detail. The 45,000 common shares was issued to the Board on October 26, 2012.

The issuance of the common stock was exempt from  registration under Section 4(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS		INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	File/ Furnished Herewith
Corporate Governance and Management
5.01	Board Member Agreement between Xun Energy, Inc. and Jerry G. Mikolajczyk	8-K	10.1	09/04/12
Material Contracts
10.1	Financial Consulting Services Agreement between Xun Energy, Inc. and Vaquero Private Capital, Inc.	8-K	10.1	09/05/12
10.2	Financing Facilities Consulting Agreement between Xun Energy, Inc. and Prodigy Asset Management, LLC	8-K	10.1	09/05/12
10.3	Oil and Gas Well Location Agreement between Xun Energy, Inc and Vencedor Energy Partners	8-K	N/A	09/06/12
10.4	Termination Agreement between Xun Energy, Inc. and Charles Morgan Securities Inc.	8-K	10.1	09/25/12
10.5	Investment Banking and Advisory Agreement between Xun Energy, Inc. and Charles Morgan Securities Inc.	8-K	10.2	09/25/12
10.6	Management And Financial Services Agreement between Xun Energy, Inc. and Dr. William D. Spier as Treasurer, Contract No. S20121001	8-K	10.1	10/30/12
10.7	Amendment to Oil and Gas Well Location Assignment dated December 1, 2012 and effective as of December 3, 2012 between Xun Energy, Inc. and Vencedor Energy Partners	8-K	10.1	12/01/12
10.8	Xun Energy, Inc. Power Point Presentation dated December 2012	8-K	10.1	12/21/12
Rule 13a–14(a)/15d-14(a) Certifications
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XUN ENERGY, INC.

Date: January 15, 2013	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Executive Officer (principal executive officer)

Date: January 15, 2013	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Financial Officer (principal financial officer and principal accounting officer)