Form 10-Q/A
period 2012-11-30
Xun Energy, Inc.
filed 2013-04-15
CIK 1435936

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report of Xun Energy, Inc. (the “Company”) on Form 10-Q for the quarter ended November 30, 2012, which was initially filed with the Securities and Exchange Commission (the “SEC”) on January 15, 2013 (the “Original Filing”), is being filed to make revisions to certain items of the Original Filing. Specifically, Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of Part I of the Original Filing have been amended to correct the disclosures, in particular Revenues, whereby the November 30, 2012 quarterly report reflects the disclosures for the three month quarter and the six month period ended November 30, 2012 compared with the three month quarter and the six month period ended November 30, 2011.  There were other corrections that referred to three months ending November 30, 2012 and November 30, 2011 which were corrected to read six month period ended November 30, 2012 and six month period ended November 30, 2011, as well, where applicable, three months were corrected to read six months.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Form 10-Q/A, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Form 10-Q/A and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto, therefore Item 6 of Part II of the Original Filing has also been amended in particular Exhibits 31.1 and 31.2 correcting "three" months to "six" months.

Except as expressly provided above, this Amendment No. 1 on Form 10-Q/A speaks as of the date of the Original Filing, and no other information in the Original Filing is amended hereby. The Company has not updated the disclosures contained in any item thereof to speak as of a later date. All information contained in this Amendment No. 1 on Form 10-Q/A is subject to updating and supplementing as provided in the Company's reports filed with the SEC subsequent to the date on which the Original Report was filed.

1A

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

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements of Xun Energy, Inc. as of November 30, 2012, and for the six months then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Xun Energy, Inc.’s consolidated financial position as of November 30, 2012, and the results of its consolidated operations and its cash flows for the six months ended November 30, 2012, and 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ended May 31, 2013. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of May 31, 2012, filed with the SEC for additional information, including significant accounting policies.

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

There are no assurances that should oil and gas will be produced from one or more of the 30 oil and gas well locations, that the Company will be profitable.

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

Our inability to generate revenue during the six month period ending November 30, 2012 is due primarily to our inability to raise sufficient funds necessary to produce oil or gas within the six month timeframe and commence drilling operations. There are no assurances that the Company will be successful in raising sufficient funds to accomplish our goals and objectives during the next quarter of this fiscal year or the remainder of the fiscal year. Our operator, Vencedor Energy Partners, has applied for the permits to drill and complete the first 4 wells we plan to drill. Delays in the permitting process may cause additional delays for the Company in its ability to generate revenue. There are no assurances that the drilling permits may be approved.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND NOVEMBER 30, 2011 AND FROM  INCEPTION (DECEMBER 20, 2007) TO NOVEMBER 30, 2012.

Revenues

We generated no revenues for the three month period ended November 30, 2012 and the three month period ended November 30, 2011. Our operations for the quarter have been financed by the sale of our common stock and debt. Operating expenses for the three month period ended November 30, 2012 and November 30, 2011 totalled $247,262 and $95,046. Our single largest expense to for the three month period ended November 30, 2012 has been financial consulting fees totalling $94,800 and no expenditures for financial consulting for the three month period ended November 30, 2011. General and Administrative expenses, including financial consulting fees, totalled $247,262 and $95,046 respectively. For the three month period ended November 30, 2012 and November 30, 2011 we had a net loss of ($254,302) and ($114,919).

We generated no revenues for the six months ended November 30, 2012 and for the six months ended November 30, 2011. Our operations to date have been financed by the sale of our common stock and debt. Operating expenses for the six months ended November 30, 2012 and November 30, 2011 totalled $603,030 and $196,099. Our single largest expense to for the six months ended November 30, 2012 has been financial consulting fees totalling $424,800 and no expenditures for financial consulting for the six months ended November 30, 2011. General and Administrative expenses, including financial consulting fees, totalled $603,030 and $196,099 respectively. For the six months ended November 30, 2012 and November 30, 2011 we had a net loss of ($619,235) and ($216,145).  Total losses since December 20, 2007 (“Inception”) were ($2,320,344).

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

Over the last six months, we expended our resources on raising sufficient funds for a drilling and completions program for our 30 oil and gas well locations in Venango County, Pennsylvania. Our ability to grow is dependent upon favorably obtaining outside debt and capital and generating cash flows from operating activities necessary to fund our investment activities. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on successful development activities and our ability to seek and secure capital from external sources, should we be unable to achieve sustainable profitability this could cause any equity investment in the Company to become worthless.

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

Cash flow from operating activities is derived from changes in the balances of payables, or other non-oil property asset account balances. For the six months ended November 30, 2012, we had a negative cash flow from operating activities of $(503,712), in comparison to a negative cash flow of ($6,088) for the six months ended November 30, 2011. This change of $497,624 was the result of an decrease in our payables balance. Variations in cash flow from operating activities may affect our level of development (workover) expenditures. Our expenditures consist primarily of our General and Administrative (G&A) expenses, which consist of consulting and professional services, employee compensation, legal, accounting, travel and other G&A expenses, which we have incurred in order to address necessary organizational activities.

Cash Flow Used in Investing activities

There was no investing activities for the six months ended November 30, 2012 and for the six months ended November 30, 2011.

Cash Flow from Financing activities

Cash flow from financing activities is derived from long-term liability account balances or in equity, account balances excluding retained earnings. Cash flow provided by financing activities was $512,309 for the six months ended November 30, 2012. This is in comparison to ($18,980) used by financing activities for the six months ended November 30, 2011. We anticipate it will be necessary to rely on additional funding from the debt financing and from capital markets in the current fiscal year to complete the financing for the 30 well oil and gas drilling program and exercise our option for an additional 15 oil and gas well drilling program and to discharge our debts.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS		INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	File/ Furnished Herewith
Corporate Governance and Management
5.01	Board Member Agreement between Xun Energy, Inc. and Jerry G. Mikolajczyk	8-K	10.1	09/04/12
Material Contracts
10.1	Financial Consulting Services Agreement between Xun Energy, Inc. and Vaquero Private Capital, Inc.	8-K	10.1	09/05/12
10.2	Financing Facilities Consulting Agreement between Xun Energy, Inc. and Prodigy Asset Management, LLC	8-K	10.1	09/05/12
10.3	Oil and Gas Well Location Agreement between Xun Energy, Inc and Vencedor Energy Partners	8-K	N/A	09/06/12
10.4	Termination Agreement between Xun Energy, Inc. and Charles Morgan Securities Inc.	8-K	10.1	09/25/12
10.5	Investment Banking and Advisory Agreement between Xun Energy, Inc. and Charles Morgan Securities Inc.	8-K	10.2	09/25/12
10.6	Management And Financial Services Agreement between Xun Energy, Inc. and Dr. William D. Spier as Treasurer, Contract No. S20121001	8-K	10.1	10/30/12
10.7	Amendment to Oil and Gas Well Location Assignment dated December 1, 2012 and effective as of December 3, 2012 between Xun Energy, Inc. and Vencedor Energy Partners	8-K	10.1	12/01/12
10.8	Xun Energy, Inc. Power Point Presentation dated December 2012	8-K	99.1	12/21/12
Rule 13a–14(a)/15d-14(a) Certifications
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XUN ENERGY, INC.

Date: April 15, 2013	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Executive Officer (principal executive officer)

Date: April 15, 2013	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Financial Officer (principal financial officer and principal accounting officer)