Form 10-Q
period 2013-02-28
Xun Energy, Inc.
filed 2013-04-19
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 363,553,415 shares of common stock are issued and outstanding as of April 19, 2013.

XUN ENERGY, INC.

INDEX

PART I. – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at February 28, 2013 and May 31, 2012	3

	Consolidated Statement of Operations for the Three and Nine Months ended February 28, 2013 and February 29, 2012 and from Inception (December 20, 2007) to February 28, 2013	4

	Consolidated Statements of Stockholders Equity from Inception (December 20, 2007) to February 28, 2013	5

	Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2013 and February 29, 2012 and Cumulative since Inception to February 28, 2013	6

	Notes to Consolidated Financial Statements as of February 28, 2013	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	23

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	27

Item 4.	Controls and Procedures	27
	PART II. – OTHER INFORMATION

Item 1	Legal Proceedings.	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3.	Defaults Upon Senior Securities.	28

Item 4.	Mine Safety Disclosures.	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

ITEM 1.      FINANCIAL STATEMENTS

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
As of FEBRUARY 28, 2013 and MAY 31, 2012
(Expressed in U.S. dollars)

	February 28, 2013	May 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$69	$-
Other Current Assets	$953,218	$833,274
Total Current Assets	$953,287	$833,274
Fixed Assets:
Property, Plant and Equipment	942,250	-
Total Property, Plant and Equipment	$942,250	$-
Other Assets:
Intangible Assets - Legal and Contractual
Rights - Oil and Gas Leases	$536,250	$-
Trademarks	$20	$20
Incorporation Costs	$170	$170
Total Legal and Contractual	$536,440	$190
Total Intangible Assets	$536,440	$190
Other Long Term Assets
Bonds	$-	$500
Total Other Long Terms Assets	$-	$500
Total Other Assets	$536,440	$690
Total Assets	$2,431,977	$833,964

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,676,145	$1,036,669
Loans payable	$426,747	$419,649
Convertible Promissory Notes, net of discount	$392,591	$-
Total Current Liabilities	$2,495,483	$1,456,318
Long Term Liabilities:
Notes - 3 Years and Less	$116,850	$116,374
Notes - 3 Years and Less Related Party	$9,474	$9,436
Total Long Term Liabilities	$126,324	$125,810
Total Liabilities	$2,621,807	$1,582,128

Stockholders' Equity (Deficit):
Preferred Stock, par value $0.0001, 50,000,000 shares authorized,
none issued and outstanding	$-	$-
Common Stock, par value $0.0001, 5,000,000,000 shares authorized,
363,553,415 and 330,643,500 shares issued and outstanding, respectively	$36,355	$33,064
Paid in Capital	$2,671,400	$919,881
Accumulated Deficit	$(2,897,585)	$(1,701,109)
Total Stockholders' Equity (Deficit)	$(189,830)	$(748,164)
Total Liabilities and Stockholders' Equity (Deficit)	$2,431,977	$833,964

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007)
(Unaudited)
(Expressed in U.S. dollars)

	For the three months ended		For the nine months ended		December 20, 2007 (Inception) To February 28, 2013
	February 28 2013	February 29 2012	February 28 2013	February 29 2012

Revenue
Revenue - Operations	$-	$-	$-	$-	$4,637
Total Revenue	$-	$-	$-	$-	$4,637

Cost of Goods Sold	$-	$-	$-	$-	$1,653

Gross Profit	$-	$-	$-	$-	$2,984

Expenses
General and Administrative	$563,126	$124,133	$1,166,155	$320,232	$2,438,768
Loss before income taxes	$(563,126)	$(124,133)	$(1,166,155)	$(320,232)	$(2,435,784)

Other income (expense)	$(14,116)	$(171)	$(30,321)	$(20,217)	$(461,802)

Provision for Income Taxes	$-	$-	$-	$-	$-

Net (Loss)	$(577,242)	$(124,304)	$(1,196,477)	$(340,450)	$(2,897,586)

Basic and Diluted
(Loss) per Common Shares	a	a	a	a

Weighted Average
Number of Common Shares*1	363,533,551	312,557,743	349,784,346	312,557,743

a = Less than ($0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION (DECEMBER 20, 2007) THROUGH FEBRUARY 28, 2013
(Unaudited)
(Expressed in U.S. dollars)

					Additional Paid in Capital
	Common Stock						Retained Earnings	Total Equity
	Shares*1		Amount
Inception December 20, 2007	-		$-		$-		$-	$-
Common stock issued to Directors	400,000,000		$40,000		$(35,000)		$-	$5,000
Private placement	110,416,000		$11,042		$44,166		$-	$55,208
Net loss for the year		$		$			$(85)	$(85)
Balance, May 31, 2008	510,416,000		$51,042		$9,166		$(85)	$60,123
Net loss for the year		$		$			$(50,170)	$(50,170)
Balance, May 31, 2009	510,416,000		$51,042		$9,166		$(50,255)	$9,953
Net loss for the year		$		$			$(50,744)	$(50,744)
Balance, May 31, 2010	510,416,000		$51,042		$9,166		$(100,999)	$(40,791)
Common stock issued to Directors	37,500		$4		$3,296		$-	$3,300
For purchase of Accounts Receivable	1,259,000		$126		$62,824		$-	$62,950
For cash November 30, 2010	741,000		$74		$36,976		$-	$37,050
Common stock issued to Directors	37,500		$4		$5,946		$-	$5,950
Common stock issued to Consultant	10,000		$1		$1,099		$-	$1,100
Common stock retirement	(200,000,000)		$(20,000)		$(105,000)		$-	$(125,000)
Net loss for the period		$		$			$(614,592)	$(614,592)
Balance, May 31, 2011	312,501,000		$31,250		$14,308		$(715,592)	$(670,034)
Common stock issued to Directors	37,500		$4		$4,956		$-	$4,960
Common stock issued to Directors	30,000		$3		$805		$-	$808
Common stock issued to Directors	75,000		$8		$1,612		$-	$1,619
Common stock issued to Consultant	18,000,000		$1,800		$898,200		$-	$900,000
Net loss for the period		$		$			$(985,517)	$(985,517)
Balance, May 31, 2012	330,643,500		$33,064		$919,881		$(1,701,109)	$(748,164)
Common stock issued to Directors	31,129		$3		$2,103		$-	$2,106
Common stock issued for Assets	11,700,000		$1,170		$583,830		$-	$585,000
Common Stock issued to Consultant	20,000,000		$2,000		$998,000		$-	$1,000,000
Common stock issued to Directors	45,000		$5		$1,811		$-	$1,815
Common stock issued to Lender	243,103		$24		$6,053		$-	$6,077
Common Stock issued to Consultant	16,200,000		$1,620		$808,380		$-	$810,000
Common Stock issued to reduce CPN	2,591,361		$259		$(2,601)		$-	$(2,342)
Common Stock Cancelled - Note 3	(18,000,000)		$(1,800)		$(898,200)		$-	$(900,000)
Common stock issued to Directors	45,000		$5		$548	$		$552
Common stock issued to Lender	54,322		$5		$1,875	$		$1,880
Discount on CPN's		$			$249,720	$		$249,720
Net loss for the period		$		$			$(1,196,477)	$(1,196,477)
Balance, February 28, 2013	363,553,415		$36,355		$2,671,399		$(2,897,585)	$(189,831)

*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007)
(Unaudited)

(Expressed in U.S. dollars)

	For the nine months ended February. 28, 2013	For the nine months ended February 29, 2012	December 20, 2007 (Inception) to February 28, 2013

OPERATING ACTIVITIES
Net (Loss)	$(1,196,477)	$(340,450)	$(2,897,585)
Adjustments to reconcile net loss to net cash used by operating activities
Share based compensation	$4,473	$5,768	$22,210
Share based Interest	$7,958	$-	$7,958
Non-Cash amortization - Financial Services	$782,500	$-	$857,500
Non-Cash amortization - Debt Discount	$79,182	$-	$79,182
Gain on debt extinguishment	$(2,342)	$-	$(2,342)
Non-Cash inventory	$-	$-	$283
Corporate Overhead allocated to Intangible Assets	$(58,500)	$-	$(60,822)
Depletion	$-	$-	$835
Accrued Interest	$24,934	$516	$25,744
Changes in net assets and liabilities-
Property, Plant and Equipment impairment	$-	$-	$18,840
Oil and Gas Leases forfeitures	$-	$19,701	$5,583
Oil and Gas Lease impairment	$-	$-	$399,743
Bonds	$500	$-	$500
Other current assets	$7,557	$-	$7,557
Accounts payable and accrued liabilities	$639,476	$308,150	$1,676,144
Net Cash Used By Operating Activities	$289,260	$(6,315)	$141,330
INVESTING ACTIVITIES
Purchase of Other Current Assets	$-	$-	$(408,017)
Purchase of Fixed Assets	$(835,000)	$-	$(852,637)
Purchase of Intangible Assets	$-	$(430,170)	$(5,773)
Purchase of Long Term Assets	$-	$-	$(500)
Net Cash Used By Investing Activities	$(835,000)	$(430,170)	$(1,266,927)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	$10,000	$-	$170,208
Repayment of loans	$(20,500)	$(25,000)	$(137,142)
Proceeds from loans	$556,309	$436,595	$1,092,599
Cash Provided by Financing Activities	$545,809	$411,595	$1,125,665
Net Increase in Cash	$69	$(24,890)	$69
Cash, Beginning of Period	$-	$25,069	$-
Cash, End of Period	$69	$179	$69
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$222
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Convertible Promissory Note - non-cash capitalization	$10,000	$-	$10,000
Prepaid Expenses - non-cash capitalization	$910,000	$-	$1,810,000
Purchase of Intangible Assets - non-cash capitalization	$585,000	$-	$585,000
Debt Discount - non cash capitalization	$247,119	$-	$247,119

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

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

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements of Xun Energy, Inc. as of February 28, 2013, and for the nine months then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Xun Energy, Inc.’s consolidated financial position as of February 28, 2013, and the results of its consolidated operations and its cash flows for the nine months ended February 28, 2013, and February 29, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2013. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of May 31, 2012, filed with the SEC for additional information, including significant accounting policies.

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

The detailed analysis of our Plant, Property and equipment are as follows:

		As Of
Description		February 28, 2013		May 31, 2012
Plant - Oil Wells: Beginning of year		$-		$-
Work in Progress-Intangible		$694,035		$-
Work in Progress-Tangible		$140,965	$
Rights (leases)		$107,250	$
Subtotal		$942,250		$-
Depletion	$		$
Depreciation		$-		$-
Net Plant - Oil Wells: End of year		$942,250		$-

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

The detailed analysis of our Oil and Gas Rights are as follows:

	As Of
Description	February 28, 2013	May 31, 2012
Oil and Gas Leases: Beginning of year	$-	$5,583
Acquisitions/Work in Progress	$643,500	$399,743
Subtotal	$643,500	$405,326
Capitalized as Fixed Assets	(107,250)
Forfeitures during the period	$-	$(5,583)
Impairments during the period	$-	$(399,743)
Oil and Gas Leases: End of year	$536,250	$-

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

NOTE 3: OTHER CURRENT ASSETS

The Other Current Assets account consists of inventory and prepaid expenses. During the first nine months of the fiscal year, the Company entered into two financial advisory contracts to provide consulting services in connection with the Company’s business affairs and assist the Company in raising capital. One consulting contract is with Vaquero Private Capital, Inc. (VPC) is for $810,000 for a 12 month period effective June 1, 2012. As consideration for the services to be provided by VPC, the Company paid VPC 16.2 Million shares of the Company on execution of the agreement. The Company charged $810,000 as a prepaid financial services expense and is amortizing the prepaid expense over 12 months. Refer to additional information on this agreement in Note 23: TERMINATION OF FINANCIAL SERVICES AGREEMENT.

The second consulting contract is with Prodigy Asset Management, Inc. (PAM) is for $1,000,000 for a 24 month period effective August 31, 2012. As one of the considerations for the services to be provided by PAM, the Company paid PAM 20 Million shares of the Company on execution of the agreement. The Company charged $1,000,000 as a prepaid financial services expense and is amortizing the prepaid expense over 24 months.

For the fiscal year ending May 31, 2012, the Company entered into a Investment Banking and Advisory (IBA) agreement with Charles Morgan Securities, Inc. (CMS). As one of the considerations for the services to be provided by CMS, the Company paid CMS 18 Million shares of the Company on execution of the agreement. The Company charged $900,000 as a prepaid financial services expense and is amortizing the prepaid expense over 24 months. On September 20, 2012, the Company and CMS mutually agreed to terminate the IBA agreement between the Company and CMS.  The Company and CMS agreed that the IBA agreement and all rights, obligations, interest, claims and causes of action pursuant thereto shall automatically be canceled, terminated, released and extinguished. As a condition of the Termination Agreement, the Company is obligated to pay $4,000 for legal fees incurred by CMS. The Company issued 18 million common stock (Shares) to CMS of which 7.5 million Shares were released to CMS. The shares are in trust and will be returned once the Company's has paid the $4,000 of legal fees incurred.

The detailed analysis of our Other Current Assets is as follows:

	As Of
Description	February 28, 2013	May 31, 2012
Beginning Balance:	$833,274	$-
Prepaid Legal	$(7,556)	$8,274
Prepaid Financial Services	$910,000	$900,000
Less: Amortization	(782,500)	(75,000)
Balance end of period:	$953,218	$833,274

NOTE 4: OTHER ASSETS

The detailed analysis of our Other Assets is as follows:

	As Of
Description	February 28, 2013	May 31, 2012
Rights - Oil and Gas Leases	$536,250	$-
Trademarks	$20	$20
Incorporation Costs	$170	$170
Bonds	$-	$500
Total Other Assets:	$536,440	$690

NOTE 5: ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of February 28, 2013.

NOTE 6: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 20, 2007) to February 28, 2013. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company authorized and approved 45,000 shares for the period ended August 31, 2012 with an average price of $0.04033 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier, refer to NOTE 19: EXECUTIVE AND BOARD COMPENSATION for additional detail. The 45,000 shares were issued to the Board on October 26, 2012.

Prior to June 1, 2011, our President, CEO and Director, Jerry G. Mikolajczyk, performed services for the Company on a consulting contract through a consulting agency, Comtax Services, Inc. (Comtax). From April 1, 2010 to February 28, 2011, Comtax charged a fixed monthly fee of $2,500, a minimum of 10 hours per month for Mr. Mikolajczyk, an aggregate of $27,500 for the 11 months for Mr. Mikolajczyk’s services to the Company. For the period March 1, 2011 to May 31, 2011, Comtax charged the Company an aggregate of $387,275 (1,106.5 hours) for the services of Mr. Mikolajczyk plus $9,656.50 in travel expenses Mr. Mikolajczyk incurred on behalf of the Company. On October 31, 2012, Comtax assigned the trade payables to Mr. Mikolajczyk d/b/a/ Lighthouse Investments, as unsecured Promissory Notes. The Promissory Notes, an aggregate of $398,248.50, are non-interest bearing. Mr. Mikolajczyk was an officer of Comtax until his resignation on May 31, 2011 and terminated his consulting contract with Comtax as of May 31, 2011 prior to accepting his executive and director positions with the Company.

NOTE 8:  INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During each fiscal year from 2008 thru 2012, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset of approximately $1,014,155 (assuming a 35% effective tax rate) generated by the loss carry-forward has been fully reserved as of February 28, 2013.

The Company files income tax returns in the United States, the states of Kentucky and Florida.

The Company did not identify any material uncertain tax positions on tax returns filed, nor did the company recognize any interest or penalties for unrecognized tax benefits.

NOTE 9:  NET OPERATING LOSSES

As of February 28, 2013, the Company has a net consolidated operating loss carry-forward of approximately $2,897,586, which will expire 20 years from the date the loss was incurred.

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

On November 30, 2011 and January 12, 2013, the Board of Directors of the Company approved the allocation of 4,000,000 of the 50,000,000 authorized Preferred Shares of the Company as Series A Preferred Shares with the following rights:

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

The Company issued 18 Million shares on April 12, 2012 for $900,000 pursuant to a twenty-four month agreement with Charles Morgan Securities Inc. On September 20, 2012, the Company and CMS mutually agreed to terminate the IBA agreement between the Company and CMS and the 18 Million shares were cancelled.

The Company authorized and approved an aggregate of 136,129 shares for the period ended May 31, 2012 with an average price of $0.0333 per share to the Executive and Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Donald Lynch, Mr. Jerry G. Mikolajczyk, Mr. Kevin M. Grapes and Dr. William D. Spier, refer to NOTE 19: EXECUTIVE AND BOARD COMPENSATION for additional detail. The Company issued 105,000 of the 136,129 shares to the Board as of May 31, 2012.  The balance,  31,129 shares, were issued to the Board on June 25, 2012.

The Company issued 20 Million shares on August 31, 2012 for $1,000,000 pursuant to a twenty-four month agreement with Prodigy Asset Management, LLC.

The Company issued 11.7 Million shares on August 31, 2012 for $585,000 pursuant to a Purchase and Sales agreement with Vencedor Energy Partners for the acquisition of 30 oil and gas well locations in Venango County, Pennsylvania.

The Company issued 1,428,571 shares on October 22, 2012 for $5,000 pursuant to a Convertible Promissory Note dated October 19, 2012.

The Company issued 16.2 Million shares on October 26, 2012 for $810,000 pursuant to a twelve month Financial Consulting Services Agreement with Vaquero Private Capital, Inc. effective as of June 1, 2012.

The Company issued 243,103  shares on October 26, 2012 for $6,077 for interest and penalties to a 3rd party lender.

The Company authorized and approved 45,000 shares for the period ended August 31, 2012 with an average price of $0.04033 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier, refer to NOTE 19: EXECUTIVE AND BOARD COMPENSATION for additional detail. The 45,000 shares were issued to the Board on October 26, 2012.

The Company issued 1,162,790 shares on November 12, 2012 for $5,000 pursuant to a Convertible Promissory Note dated October 19, 2012.

The Company authorized and approved 45,000 shares for the period ended November 30, 2012 with an average price of $0.012167 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier, refer to NOTE 19: EXECUTIVE AND BOARD COMPENSATION for additional detail. The 45,000 shares were issued to the Board on December 18, 2012.

The Company issued 54,322  shares on December 18, 2012 for $1,880 for interest and penalties to a 3rd party lender.

NOTE 11: RECENT ACCOUNTING PRONOUNCEMENTS

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

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

NOTE 13: LOANS PAYABLE

The Company has loans in the amount of $394,248, non-interest bearing and unsecured, with our President, CEO and Director, Jerry G. Mikolajczyk d/b/a Lighthouse Investments.

CPN#1 - The Company issued an unsecured one year 10% Convertible Promissory Note (CPN#1) on October 19, 2012 due on October 19, 2013 for $50,000. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to % of the Market Price. Market Price is the average of the lowest three (3) Closing Prices for the Common Stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice as reported on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded). The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 18% per annum should the Company default on the CPN#1. The Company may prepay CPN#1 equal to 150% of the unpaid principle and accrued and unpaid interest. As of February 28, 2013, the CPN#1 has a principle amount of $40,000 with accrued interest of $1483.56. The Creditor converted $10,000 of CPN#1 for 2,591,361 shares of common stock of the Company. On January 9, 2013, CPN#1was amended to have a floor price of $0.0001.

CPN#2 - The Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#2) on October 26, 2012 due on July 29, 2013 for $32,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 55% of the Market Price. "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#2.   The Company may prepay CPN#2 at any time for the period beginning on the date of the CPN#2 and ending on the date which is ninety (90) days following the date of the CPN#2, the CPN#2 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#2 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#2 and ending on the date which is one hundred twenty (120) days following the date of CPN#2, the Company may prepay the CPN#2 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#2 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#2 and ending on one hundred eighty (180) days following the date of this CPN#2, the Company may prepay the CPN#2 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#2 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#2, the Company shall have no right of prepayment. As of February 28, 2013, the Company accrued interest of $890.42. On January 9, 2013, CPN#2 was amended to have a floor price of $0.00005.

CPN#3 - The Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#3) on December 6, 2012 due on September 10, 2013 for $37,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 55% of the Market Price. "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#3. The Company may prepay CPN#3 at any time for the period beginning on the date of the CPN#3 and ending on the date which is ninety (90) days following the date of the CPN#3, the CPN#3 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#3 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#3 and ending on the date which is one hundred twenty (120) days following the date of CPN#3, the Company may prepay the CPN#3 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#3 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#3 and ending on one hundred eighty (180) days following the date of this CPN#3, the Company may prepay the CPN#3 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#3 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#3, the Company shall have no right of prepayment. As of February 28, 2013, the Company accrued interest of $989.59.  On January 9, 2013, CPN#3 was amended to have a floor price of $0.00005.

CPN#4  - The Company has loans in the amount of $231,160, non-interest bearing, with Comtax Services, Inc. The loans from Comtax Services, Inc. have been provided to the Company as working capital.  On January 12, 2013 the Company amended the Promissory Notes with Comtax Services, Inc. and issued an unsecured one year 10% Convertible Promissory Note (CPN#4) effective October 19, 2012 due on October 18, 2013 for $231,160. The principal and accrued interest is convertible up to 509,520 Series A Preferred Shares at a strike price of $0.50 per Series A Preferred Share with the following rights:

1.

Convertible to one hundred (100) common shares of the Company for each one (1) Series A Preferred Share; and

2.

Voting rights equal to one hundred (100) votes for each Series A Preferred Share.

CPN#5  - The Company has a loans in the amount of $62,000, non-interest bearing, with Comtax Services, Inc. The loans from Comtax Services, Inc. have been provided to the Company as working capital.  On January 12, 2013 the Company amended the Promissory Notes for $62,000 with Comtax Services, Inc. and issued an unsecured one year 10% Convertible Promissory Note (CPN#5) effective December 1, 2012 due on November 30, 2013  for $62,000. The principal and accrued interest is convertible up to 136,400 Series A Preferred Shares at a strike price of $0.50 per Series A Preferred Share with the following rights:

1.

Convertible to one hundred (100) common shares of the Company for each one (1) Series A Preferred Share; and

2.

Voting rights equal to one hundred (100) votes for each Series A Preferred Share.

CPN#6 - On February 14, 2012, the Company issued a Promissory Note for $100,000 and is carrying a contingent liability of $30,000, with Altmann Revocable Living Trust, Rlt. (ALRT), totaling $130,000 which became due December 31, 2012 with interest calculated at 8% per annum. The Company amended the $100,000 Promissory Note plus accrued interest of $7,036 to an unsecured one year 8% Convertible Promissory Note (CPN#6) effective January 1, 2013 due on January 1, 2014 for $100,000 with accrued interest of $7,036. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at the Conversion Price which shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company's securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price is 80% of the Market Price. "Market Price" means the average of the Closing Prices (as defined below) for the Common Stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Company via facsimile (the "Conversion Date"). "Closing Price" means, for any security as of any date, the closing price on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded). The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company may prepay CPN#6 in advance in full or in part at any time and from time to time without premium or penalty. "Fixed Conversion Price" shall mean $0.0001. As of February 28, 2013, the Company accrued interest of $8,329.

CPN#7 - On June 25, 2012, the Company issued an unsecured Promissory Note for $25,000 to a 3rd party due on July 16, 2012 with a default penalty of $2,500, default interest at 20% per annum plus late fees. The Promissory Note was renegotiated with a due date of December 31, 2012. The Company paid the 3rd party $7,958.04 in interest, default fees and late fees for the period June 25, 2012 and December 31, 2012. The Company amended the $25,000 Promissory Note plus default penalty of  $2,500 to an unsecured one year 20% Convertible Promissory Note (CPN#7) effective January 1, 2013 due on August 1, 2013. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at the Conversion Price which shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company's securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price is 80% of the Market Price. "Market Price" means the average of the Closing Prices (as defined below) for the Common Stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Company via facsimile (the "Conversion Date"). "Closing Price" means, for any security as of any date, the closing price on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded). The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company may prepay CPN#6 in advance in full or in part at any time and from time to time without premium or penalty. "Fixed Conversion Price" shall mean $0.0001. As of February 28, 2013, the Company accrued interest of $889.

On February 14, 2012, the Company accrued a contingent liability of $30,000, for Altmann Revocable Living Trust, Rlt., accruing interest at 8%, is unsecured, and is contingent upon ALRT providing documentation supporting the claim of investment in the West Crockett Oil and Gas Project. As of February 28, 2013, the Company accrued interest of $2,499.

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

NOTE 15: LONG TERM LIABILITIES – NOTES – 3 YEARS AND LESS – RELATED PARTY

Our President, CEO and Director, Mr. Jerry G. Mikolajczyk, acquired 100% interest in Womack Holdings, Inc. on July 15, 2011. Womack Holdings, Inc. holds a Note Payable by the Company. The Note Payable is in the amount of $9,375. The principal, $9,375, will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maturity Date”). Principal plus all accrued interest will be due on the Maturity Date.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of February 28, 2013 and May 31, 2012:

	As Of
Description	February 28, 2013		May 31, 2012
CPN#1	$40,000		$-
CPN#1 Discount	$40,000		$-
CPN#1 - 10% Interest Accrued	$1,484	$
CPN#2	$32,500		$-
CPN#2 Discount	$26,591		$-
CPN#2 - 8% Interest Accrued	$890	$
CPN#3	$37,500	$
CPN#3 Discount	$30,682	$
CPN#3 - 8% Interest Accrued	$990	$
CPN#4	$231,160	$
CPN#4 Discount	$106,334	$
CPN#4 - 10% Interest Accrued	$8,360	$
CPN#5	$62,000	$
CPN#5 Discount	$2,480	$
CPN#5 - 10% Interest Accrued	$1,529	$
CPN#6	$100,000	$
CPN#6 Discount	$26,759	$
CPN#6 - 8% Interest Accrued	$8,329	$
CPN#7	$27,500	$
CPN#7 Discount	$6,875	$
CPN#7 - 20% Interest Accrued	$889	$
Total Convertible Promissory Notes	$530,660		$-
Less: Debt Discount	$239,720		$-
Convertible Promissory Notes	$290,940		$-

Total Accrued CPN Interest	$22,470		$-

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total debt discounts of $239,720, and $-0- for the variable conversion feature of the convertible debts incurred during the nine months ended February 28, 2013 and year ended May 31, 2012, respectively. The discount will be amortized to debt discount over the term of the debentures using the effective interest method. The Company recorded $79,182 and $-0- of debt discount expense pursuant to the amortization of the convertible promissory note discounts during the nine months ended February 28, 2013 and February 29, 2012, respectively. The Company recorded $22,470 and $-0- of interest expense for convertible promissory notes the during the nine months ended February 28, 2013 and February 29, 2012, respectively.

Both CPN#1, CPN#2 and CPN#3 carry default provisions that place a “maximum share amount” on the note holders. The maximum share amount that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the Company’s issued and outstanding shares.

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

The Company entered into a Management and Financial Service Agreement with Dr. William D. Spier for a 7.25-month period commencing October 23 and ending May 31, 2013 whereby Dr. Spier will be paid $29,032 in cash payments. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

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

The Company authorized and approved an aggregate of 136,129 shares for the period ended May 31, 2012 with an average price of $0.0333 per share to the Board pursuant to a Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Kevin M. Grapes, Mr. Peter Matousek and Dr. William D. Spier. The Company issued 105,000 of the 136,129 shares to the Board as of May 31, 2012.  The balance,  31,129 shares, were issued to the Board on June 25, 2012.

The Company authorized and approved an aggregate of 45,000 shares for the period ended August 31, 2012 with an average price of $0.04033 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier. The 45,000 shares were issued to the Board on October 26, 2012.

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

The table below represents the shares issued or reserved to the Board with the 5-Day Average Share Closing Price:

				5-Day		Par
	Shares		Total	Share		Value	Paid In
Month	Executive	Board	Shares	Average	Cost	$0.0001	Capital
June	-	15,000	15,000	$0.03800	$570.00	$1.50	$568.50
July	-	15,000	15,000	$0.04400	$660.00	$1.50	$658.50
August	-	15,000	15,000	$0.03900	$585.00	$1.50	$583.50
Quarter Total	-	45,000	45,000	$0.04033	$1,815.00	$4.50	$1,810.50
September	-	15,000	15,000	$0.02320	$348.00	$1.50	$346.50
October	-	15,000	15,000	$0.00770	$115.50	$1.50	$114.00
November	-	15,000	15,000	$0.00590	$88.50	$1.50	$87.00
Quarter Total	-	45,000	45,000	$0.01227	$552.00	$4.50	$547.50
December	-	15,000	15,000	$0.00774	$116.10	$1.50	$114.60
January	-	15,000	15,000	$0.00982	$147.30	$1.50	$145.80
February	-	15,000	15,000	$0.01522	$228.30	$1.50	$226.80
Quarter Total	-	45,000	45,000	$0.01093	$491.70	$4.50	$487.20
Year Total	-	135,000	135,000	$0.02118	$2,858.70	$13.50	$2,845.20

NOTE 20: COMMON SHARES PURCHASE LITIGATION

On May 10, 2011, the Company accepted an Offer to Purchase from Lea Kennedy d/b/a LuxemBarings (“Purchaser”) to purchase $10 million of the Company’s common stock based on the average of 5 consecutive trading day’s close prior to date of closing. The Offer to Purchase was scheduled to close on or before June 24, 2011. The Purchaser failed to complete the transaction, after mutually agreed extensions of the closing date. The Company has retained legal counsel to take legal action against the Purchaser for failing to complete the purchase transaction and for damages to the Company as a result of the failure to complete the transaction. The Company has recognized losses, at cost, in the financial statements for the period ended May 31, 2012 and legal costs for the nine months ending February 28, 2013.

NOTE 21: EXECUTIVE AND BOARD CHANGES

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

On January 29, 2013, pursuant to a letter agreement between the Company and the Assignor, the Company acknowledged and agreed to the notice of the delay of the permits up to 4 weeks beyond January 31, 2013.

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

The Company agreed, the Participation and Operating Agreement (the "POA"), to have Assignor the designated Operator (the "Operator") of the Oil and Gas Well Locations which includes all the responsibilities as a designated operator in the State of Pennsylvania which includes the duties of managing and supervising the drilling and completions of the Oil and Gas Locations.

On December 18, 2012, pursuant to the POA, the Operator invoiced the Company $835,000 for the drilling and completion of five oil wells on the Rice lease. The Company has recorded the transaction capitalizing the drilling and completions as work in progress. The liability is included in the Company's Accounts Payable.

THE COMPANY WILL NEED TO RAISE FUNDS TO DRILL THE OIL AND GAS WELLS AND THERE IS NO GUARANTEE THAT THE COMPANY WILL BE SUCCESSFUL IN RAISING THE FUNDS NECESSARY TO COMPLETE 1 OR ANY OF THE 30 OFFSET OIL AND GAS WELLS.

NOTE 23: TERMINATION OF FINANCIAL CONSULTING SERVICES AGREEMENT

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

NOTE 24: SUBSEQUENT EVENTS

On March 18, 2013, pursuant to a letter agreement, Amendment #3, between the Company and Vencedor Energy Partners, the Company has agreed to delete Section 4a (financing conditions) of the Oil and Gas Well Location Assignment dated August 31, 2012 between Xun Energy, Inc. and Vencedor Energy Partners.

On March 23, 2013 The United States District Court For The Southern District Of Illinois granted summary judgment on Xun Energy’s breach of contract claim against Lea Kennedy d/b/a/ LuxemBarings. The amount of damages remains an issue to be resolved in the case and the Company's "fraud in the inducement claim" alleged in its complaint remains pending.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2013 contains “forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify  forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

General

The Company is engaged primarily in the acquisition of producing or near producing oil and gas properties and the development of these oil and gas properties. The Company acquired oil and gas properties that allow it to drill and complete 30 oil and gas wells with an option to acquire an additional 15 oil and gas well locations for drilling and completion in Venango County, Pennsylvania.

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

We were incorporated on December 20, 2007 in the State of Nevada. We are a development stage company, and to date have earned limited revenue.

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

We have a limited operating history of oil and gas production, no proven reserves, no production over the last nine months or in the prior fiscal year, and we have negative cash flow. To date, we have had limited revenue and have not been able to generate sustainable positive earnings on a Company-wide basis. Our management cannot provide any assurances that the Company will ever operate profitably. As a result of our limited operating history, we are more susceptible to the numerous business, investment, and industry risks that have been described in Item 1A. Risk Factors of  our Annual Report on Form 10-K, filed with the SEC on September 13, 2012.

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

Our inability to generate revenue during the nine month period ending February 28, 2013 is due primarily to our inability to raise sufficient funds necessary to produce oil or gas within the nine month timeframe and commence drilling operations. There are no assurances that the Company will be successful in raising sufficient funds to accomplish our goals and objectives during the next quarter of this fiscal year or the remainder of the fiscal year. Our operator, Vencedor Energy Partners, has obtained the permits to drill and complete the first five wells we plan to drill and have invoiced the Company for the drilling and completions of the five oil wells on the Rice Lease.  There are no assurances that we will successfully close on financing to pay for these five wells.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012 AND FROM INCEPTION (DECEMBER 20, 2007) TO FEBRUARY 28, 2013.

Revenues

We generated no revenues for the three month period ended February 28, 2013 and the three month period ended February 29, 2012. Our operations for the quarter have been financed by the sale of our common stock and debt. Operating expenses for the three month period ended February 28, 2013 and February 29, 2012 totalled $563,126 and $124,133. Our single largest expense to for the three month period ended February 28, 2013 has been financial consulting fees totalling $327,500 and no expenditures for financial consulting for the three month period ended February 29, 2012. General and Administrative expenses, including financial consulting fees, totalled $563,126 and $124,133 respectively. For the three month period ended February 28, 2013 and February 29, 2012 we had a net loss of ($577,242) and ($124,304).

We generated no revenues for the nine months ended February 28, 2013 and for the nine months ended February 29, 2012. Our operations to date have been financed by the sale of our common stock and debt. Operating expenses for the nine months ended February 28, 2013 and February 29, 2012 totalled $1,166,155 and $320,232. Our single largest expense to for the nine months ended February 28, 2013 has been financial consulting fees totalling $752,300 and no expenditures for financial consulting for the nine months ended February 29, 2012. General and Administrative expenses, including financial consulting fees, totalled $1,166,155 and $320,232 respectively. For the nine months ended February 28, 2013 and February 29, 2012 we had a net loss of ($1,196,477) and ($340,450).  Total losses since December 20, 2007 (“Inception”) were ($2,897,586).

Until we obtain additional funding to complete our oil and gas well drilling and completions program, we do not anticipate generating revenues, and any revenues that we generate may not be sufficient to cover our operating expenses, in which case we may have to cease operations and you may lose your entire investment.

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

The changes in our capital resources at February 28, 2013 compared with February 29, 2012 are:

			Increase (Decrease)	Percentage Change
	February 28, 2013	February 29, 2012

Cash	$69	$179	$(110)	61.30%
Current Assets	$953,287	$179	$953,108	532,462.78%
Total Assets	$2,431,977	$435,974	$1,996,003	457.83%
Current Liabilities	$2,495,483	$1,315,052	$1,180,431	89.76%
Total Liabilities	$2,621,807	$1,440,689	$1,181,118	81.98%
Working Capital Deficit	$1,542,196	$1,314,873	$227,323	17.29%

Our working capital deficit increased by $227,323, from ($1,314,873) as of February 29, 2012 to ($1,542,196) as of February 28, 2013. This increase in the deficit is due to the amount of resources that is required to raise sufficient capital to start and complete the 30 well oil and gas drilling and completions program, corporate and field staff, to complete all the necessary SEC filings and the capital cost to drill and complete five oil wells on the Rice Lease.

Over the last nine months, we expended our resources on raising sufficient funds for a drilling and completions program for our 30 oil and gas well locations in Venango County, Pennsylvania. Our ability to grow is dependent upon favorably obtaining outside debt and capital and generating cash flows from operating activities necessary to fund our investment activities. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on successful development activities and our ability to seek and secure capital from external sources, should we be unable to achieve sustainable profitability this could cause any equity investment in the Company to become worthless.

Major sources of funds in the past for us have included debt or equity markets. We will have to rely on these capital markets to fund future operations and growth. Our business model is focused on the development of our oil and gas properties. Our ability to generate future revenues and operating cash flow will depend on successful completion of our planned drilling and completions programs and the acquisition of additional oil and gas producing properties, which may very likely require us to continue to raise equity or debt capital from outside sources.

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

Cash Flow Used in Operating activities:

			Increase (Decrease)	Percentage Change
	February 28 2013	February 29 2012
Net cash provided by (used in) operating activities	$289,260	$(6,315)	$295,575	4,680.53%
Net cash provided by (used in) investing activities	$(835,000)	$(430,170)	$(404,830)	94.11%
Net cash provided by (used by) financing activities	$545,809	$411,595	$134,214	32.61%

Cash flow from operating activities is derived from changes in the balances of payables, or other non-oil property asset account balances. For the nine months ended February 28, 2013, we had a positive cash flow from operating activities of $289,260, in comparison to a negative cash flow of ($6,315) for the nine months ended February 29, 2012. This change of $295,575 was the result of an increase in our payables balance. Variations in cash flow from operating activities may affect our level of development (workover) expenditures. Our expenditures consist primarily of our General and Administrative (G&A) expenses, which consist of consulting and professional services, employee compensation, legal, accounting, travel and other G&A expenses, which we have incurred in order to obtain project financing for the Company.

Cash Flow Used in Investing activities

Cash flow used by investing activities was $835,000 for the nine months ended February 28, 2013. This is in comparison to $430,170 used for investing activities for the nine months ended February 29, 2012, an increase of $404,830. The investments are for the drilling and completion of five oil wells on the Rice Lease.

Cash Flow from Financing activities

Cash flow from financing activities is derived from long-term liability account balances or in equity, account balances excluding retained earnings. Cash flow provided by financing activities was $545,809 for the nine months ended February 28, 2013. This is in comparison to $411,595 used by financing activities for the nine months ended February 29, 2012. We anticipate it will be necessary to rely on additional funding from debt financing and from capital markets in the current fiscal year to complete the financing for the 30 well oil and gas drilling program and exercise our option for an additional 15 oil and gas well drilling program and to discharge our debts.

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

Plan of Operation For Remaining Fiscal Year

Our acquisition of the 30 well oil and gas locations in Pennsylvania will require approximately $5 Million of financing to complete the drilling and completions program and if we choose to exercise our option, we will need to finance another $2.5 Million to complete the additional 15 oil and gas well locations. Over the last nine months, we retained the services of two financial consultants to assist the Company in its efforts to raise the necessary capital to meet our financial obligations for the 30 well drilling and completions program. On December 18, 2012 the Company terminated one of the two financial consultants as the financial consultant breached their agreement with the Company. The Company is in discussions with various financial and private equity firms to raise funds either through debt or equity financing. There are no assurances that the Company will be successful in raising sufficient funds to accomplish our goals and objectives for the remainder of this fiscal year. There are no assurances that if the Company is successful in raising equity financing, that there will not be shareholder dilution.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Item 9A. Controls and Procedures.

Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we evaluated, as of February 28, 2013, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

On May 10, 2011, the Company accepted an Offer to Purchase from Lea Kennedy d/b/a LuxemBarings (“Purchaser”) to purchase $10 million of the Company’s common stock based on the average of five consecutive trading day’s close prior to date of closing (the "Offer to Purchase"). The Offer to Purchase was scheduled to close on or before June 24, 2011. The Purchaser failed to complete the transaction, after mutually agreed extensions of the closing date. The Company has retained legal counsel to take legal action against the Purchaser for failing to complete the purchase transaction and for damages to the Company as a result of the failure to complete the transaction. The Company has recognized losses, at cost, in the financial statements for the period ended February 28, 2013.

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

 EXECUTIVE AND BOARD COMPENSATION for additional detail. The Company issued 105,000 of the 136,129 shares to the Board as of May 31, 2012. The balance of 31,129 shares was issued to the Board on June 25, 2012.

The Company issued 20 Million shares on August 31, 2012 for $1,000,000 pursuant to a twenty-four month agreement with Prodigy Asset Management, LLC.

The Company issued 11.7 Million shares on August 31, 2012 for $585,000 pursuant to a Purchase and Sales agreement with Vencedor Energy Partners for the acquisition of 30 oil and gas well locations in Venango County, Pennsylvania.

On September 20, 2012, the Company and Charles Morgan Securities Inc. ("CMS") mutually agreed to terminate the Investment Banking Agreement between the Company and CMS. The 18 Million shares issued on April 12, 2012 for $900,000 to CMS was memorialized and cancelled.

The Company issued 1,428,571 shares on October 22, 2012 for $5,000 pursuant to a Convertible Promissory Note dated October 19, 2012.

The Company issued 16.2 Million shares on October 26, 2012 for $810,000 pursuant to a twelve month Financial Consulting Services Agreement with Vaquero Private Capital, Inc. (“VPC”) effective as of June 1, 2012. On December 18, 2012, the Company issued a Notice of Termination to VPC for breach of contract by VPC, thus terminating the September 4, 2012 twelve months Financial Consulting Services Agreement. The Company has placed a Stop Order on the transference of 16.2 million shares pending resolution of the breach of contract with VPC.

The Company issued 243,103  shares on October 26, 2012 for $6,077 for interest and penalties to a 3rd party lender.

The Company issued 45,000 shares with an average price of 0.01227 per share on October 26, 2012 for Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk,  and Dr. William D. Spier.

The Company issued 1,162,790 shares on November 12, 2012 for $5,000 pursuant to a Convertible Promissory Note dated October 19, 2012.

The Company issued 45,000 shares for the period ended November 30, 2012 with an average price of $0.012167 per share on December 18, 2012 for Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk,  and Dr. William D. Spier.

The Company issued 54,322  shares on December 18, 2012 for $1,880 for interest and penalties to a 3rd party lender.

The issuance of the common stock was exempt from registration under Section 4(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS		INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	File/ Furnished Herewith
Material Contracts
10.1	Amendment to Oil and Gas Well Location Assignment dated December 1, 2012 and effective as of December 3, 2012 between Xun Energy, Inc. and Vencedor Energy Partners	8-K	10.1	12/01/12
10.2	Xun Energy, Inc. Power Point Presentation dated December 2012	8-K	99.1	12/21/12
10.3	Xun Energy, Inc. Power Point Presentation dated January 2013	8-K	99.1	01/25/13
10.4	Letter Agreement to Letter Amendment #1 to Oil and Gas Well Location Assignment dated August 31, 2012	8-K	10.1	01/31/13
10.5	Letter Amendment #1 to Oil and Gas Well Location Assignment dated August 31, 2012	8-K	10.2	01/31/13
10.6	Letter Amendment #3 to Letter Amendment #2 to Oil and Gas Well Location Assignment dated August 31, 2012	8-K/A	10.1	03/19/13
10.7	Letter Amendment #2 to Letter Amendment #1 to Oil and Gas Well Location Assignment dated August 31, 2012	8-K/A	10.2	03/19/13
10.8	Letter Amendment #1 to Oil and Gas Well Location Assignment dated August 31, 2012	8-K/A	10.3	03/19/13
Rule 13a–14(a)/15d-14(a) Certifications
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XUN ENERGY, INC.

Date: April 19, 2013	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Executive Officer (principal executive officer)

Date: April 19, 2013	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Financial Officer (principal financial officer and principal accounting officer)