Form 10-Q/A
period 2010-08-31
Xun Energy, Inc.
filed 2013-08-23
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

Amendment No. 2

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.   Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Small Reporting Company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [X]   No [   ]

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2010 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on October 14, 2010, for the purpose of  submitting the interactive data files required by Item 601(b)(101) of Regulation S-K, which we may have changed titles or headings in the Notes To Financial Statements in order to comply with US GAAP Taxonomy. In addition to the interactive data files, we have incorporated by reference to previously filed documents all exhibits required by Item 601 of Regulation S-K., with the correct report date of August 31, 2010.

The updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amendment is limited in scope to the portions of the Original Filing set forth above and does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment continues to speak as of the date of the filing of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at any subsequent date.

XUN ENERGY, INC.

INDEX

ITEM 1.      FINANCIAL STATMENTS

XUN ENERGY, INC.
BALANCE SHEETS As of AUGUST 31, 2010 and MAY 31, 2010

	August 31, 2010	May 31, 2010
	(unaudited)	(audited)
ASSETS

Current Assets
Cash	$30	22,386
Accounts Receivable	$1,880	-

Total Current Assets	$1,910	22,386

Total Assets	$1,910	22,386

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$22,132	3,177
Loan payable	$60,000	60,000
Total Current Liabilities	$82,132	63,177

Stockholders' Equity (Deficit)
Preferred Stock, par value $0.0001, 50,000,000 shares authorized,
none issued and outstanding	$-	-
Common Stock, par value $0.0001, 5,000,000,000 shares authorized,
510,416,000*1 and 510,416,000*1 shares issued and outstanding, respectively	$51,042	51,042
Paid in Capital	$9,166	9,166
Deficit Accumulated During the Development Stage	$(140,430)	(100,999)
Total Stockholders' Equity (Deficit)	$(80,222)	(40,791)

Total Liabilities and Stockholders' Equity (Deficit)	$1,910	22,386

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

*1 – The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock Shares*1	Common Stock Amount	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Equity
Inception December 20, 2007	-	$-	$-	$-	$-

Common stock issued to Directors for cash December 20, 2007 at 0.001 per share	400,000,000	$40,000	$(35,000)	$-	$5,000

Capital Stock issued for Financing:
March 31 at 0.04 per share	110,416,000	$11,042	$44,166	$-	$55,208
Net loss for the year				(85)	(85)
Balance, May 31, 2008	510,416,000	$51,042	$9,166	$(85)	$60,123
Net loss for the year				(50,170)	(50,170)
Balance, May 31, 2009	510,416,000	$51,042	$9,166	$(50,255)	$9,953
Net loss for the year				(50,744)	(50,744)
Balance, May 31, 2010	510,416,000	$51,042	$9,166	$(100,999)	$(40,791)
Net loss for the period				(39,431)	(39,431)
Balance, August 31, 2010	510,416,000	$51,042	$9,166	$(140,430)	$(80,222)

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

NOTES TO FINANCIAL STATEMENTS

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

The table below represents the ownership and percentage of control by each of the new shareholders:

Schedule of Ownership and Percentage of Control

Name of Beneficial Owner	Class of Voting Stock	Number of Shares (Post Forward Split) of Voting Stock Beneficially Owned	Percentage of Class [1]
Donald Lynch	Common Stock	80,000,000	15.67%
Peter Matousek	Common Stock	320,000,000	62.69%
All Officers & Directors As a Group (2 Persons)	Common Stock	400,000,000	78.37% [1]
[1] Note 1 - Based on 510,416,000 (post forward split) shares of Common Stock issued and outstanding.

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

  Change its name from Real Value Estates, Inc. to Xun Energy, Inc.;
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

NOTE 13: COMMITMENTS

On March 1, 2010, the Company entered into a Management and Financial Service Agreement with the interim CEO for a 6 month period ending August 31, 2010 whereby the interim CEO will be paid up $5,000 per month. The Financial Service Agreement was not renewed by the Company when the Financial Service Agreement ended on August 31, 2010. There was no disagreement between the Company and Mr. Kushner regarding the Company’s operations or accounting.

NOTE 14: SUBSEQUENT EVENTS

MANAGEMENT AND FINANCIAL SERVICE AGREEMENT

On September 1, 2010, the Company entered into a Management and Financial Service Agreement with Mr. Peter Matousek for a 12 month period ending August 31, 2011 whereby Mr. Matousek will be paid $30,000 in cash payments and 2,500 shares per month in stock of the Company. The stock will be valued based on the average of the 5 trading day close price prior to each month end. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

BOARD MEMBER COMPENSATION AGREEMENTS

On September 1, 2010, the Company entered into a Board Member Compensation Agreement with Mr. Peter Matousek for a 12 month period ending August 31, 2011 whereby Mr. Matousek will be paid 5,000 shares per month in stock of the Company.

On September 1, 2010, the Company entered into a Board Member Compensation Agreement with Mr. Donald Lynch for a 12 month period ending August 31, 2011 whereby Mr. Lynch will be paid 5,000 shares per month in stock of the Company.

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

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS	INCORPORATED BY REFERENCE

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	File/ Furnished Herewith
Corporate Governance and Management
5.01	Information Statement	PREF14C	N/A	06/02/10
5.02	Information Statement	PREF14C	N/A	06/23/10
5.03	Information Statement	DEF 14C	N/A	06/28/10
5.04	Certificate of Amendment to the Articles of Incorporation	8-K	3.1	07/22/10

Rule 13a–14(a)/15d-14(a) Certifications
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XUN ENERGY, INC.

Date: August 23, 2013	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk Chief Executive Officer

Date: August 23, 2013	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk Chief Financial Officer