Form 10-Q/A
period 2010-11-30
Xun Energy, Inc.
filed 2013-08-23
CIK 1435936

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
12518 NE Airport Way Suite 148 No, 156 Portland, Oregon 97230
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

Yes [ X]   No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ]   No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:  512,453,500 shares of common stock are issued and outstanding as of November 30, 2010.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2010 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on January 19, 2011, for the purpose of  submitting the interactive data files required by Item 601(b)(101) of Regulation S-K, , which we may have changed titles or headings in the Notes To Financial Statements in order to comply with US GAAP Taxonomy. In addition to the interactive data files, we have incorporated by reference to previously filed documents all exhibits required by Item 601 of Regulation S-K..

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

XUN ENERGY, INC.

INDEX

	PART I. – FINANCIAL INFORMATION	Page

Item 1.	Financial Statements	3

	Balance Sheets at November 30, 2010 (unaudited) and May 31, 2010 (audited)	3

	Statement of Operations for the Three Months ended November 30, 2010 and November 30, 2009, for the Six Months ended November 30, 2010 and November 30, 2009 and from Inception (December 20, 2007)	4

	Statements of Stockholders Equity from Inception (December 20, 2007) to November 30, 2010	5

	Statements of Cash Flows for the Six Months Ended November 30, 2010 and November 30, 2009 and Cumulative since Inception to November 30, 2010 (unaudited)	6

	Notes to Interim Financial Statements as of November 30, 2010	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item 4.	Controls and Procedures	15

	PART II. – OTHER INFORMATION

Item 1	Legal Proceedings.	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities.	15

Item 3.	Defaults upon senior securities.	16

Item 4.	Submission of matters to a vote of security holders.	16

Item 5.	Other information	16

Item 6.	Exhibits	16

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

*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The Accompanying Notes Are an Integral Part Of These Financial Statements

XUN ENERGY, INC. STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND NOVEMBER 30, 2009, FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010 and 2009 AND CUMULATIVE FROM INCEPTION
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

*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. dollars)

	Shares*1	Amount	Additional Paid in Capital		Deficit Accumulated During the Development Stage	Total Equity
Inception December 20, 2007	-	$-	$-		$-	$-
Common stock issued to Directors	400,000,000	$40,000	$(35,000)		$-	$5,000
Stock Issued During Period	110,416,000	$11,042	$44,166		$-	$55,208
Net loss for the year					$(85)	$(85)
Balance, May 31, 2008	510,416,000	$51,042	$9,166		$(85)	$60,123
Net loss for the year					$(50,170)	$(50,170)
Balance, May 31, 2009	510,416,000	$51,042	$9,166		$(50,255)	$9,953
Net loss for the year					$(50,744)	$(50,744)
Balance, May 31, 2010	510,416,000	$51,042	$9,166		$(100,999)	$(40,791)
Common stock issued to Directors	37,500	$4	$3,296	$		$3,300
For purchase of Accounts Receivable	1,259,000	$126	$62,824	$		$62,950
For cash November 30, 2010	741,000	$74	$36,976	$		$37,050
Net loss for the period					$(64,991)	$(64,991)
Balance, November 30, 2010	512,453,500	$51,245	$112,263		$(165,991)	$(65,433)
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

NOTE 6.  INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   During fiscal 2010, 2009 and 2008, the Company incurred net losses and, therefore, has no  tax liability.  The net deferred tax asset of approximately $58,097 ( (assuming a 35% effective tax rate) generated by the loss carry-forward has been fully reserved.

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

On December 20, 2007, the Company issued 400,000,000 (post forward split 80:1) common shares to its Directors for cash of $5,000. Since inception (December 20, 2007) to August 31, 2009, the Company accepted subscriptions for 110,416,000 (post forward split 80:1) common shares from 37 investors under a private placement which closed on March 31, 2008. The private placement was not subject to any minimum investment and was priced at $0.0005 per share (post forward split). The Company accepted the subscriptions on various dates throughout the year.

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

The table below represents the shares issued to the Executive and Board with the 5-Day Average Share Closing Price:

Schedule Of Stock Compensation

Month	Executive Shares	Board Shares	Total Shares	5 Day Average Share Closing Price	Amount
June	0	0	0	0	0
July	0	0	0	0	0
August	0	0	0	0	0
Quarter Total	0	0	0	0	0
September	2,500	10,000	12,500	$0.1500	$1,875.00
October	2,500	10,000	12,500	$0.0600	$750.00
November	2,500	10,000	12,500	$0.0540	$675.00
Quarter Total	7,500	30,000	37,500	$0.0880	$3,300.00

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

At all times relevant:

• the sale was made to a sophisticated or accredited investor;
• we gave the purchaser the opportunity to ask questions and receive answers concerning the Company’s operations and to verify the accuracy of information furnished;
• at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale of the securities; and
• neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS	INCORPORATED BY REFERENCE

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	File/ Furnished Herewith
Corporate Governance and Management
5.01	Information Statement	PREF14C	N/A	06/02/10
5.02	Information Statement	PREF14C	N/A	06/23/10
5.03	Information Statement	DEF 14C	N/A	06/28/10
5.04	Certificate of Amendment to the Articles of Incorporation	8-K	3.1	07/22/10
5.05	Departure of Directors or Principal Officers: Election of Directors: Appointment of Principal Officers	8-K	N/A	09/10/10

Rule 13a–14(a)/15d-14(a) Certifications
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XUN ENERGY, INC.

Date: August 23, 2013	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk Chief Executive Officer

Date: August 23, 2013		/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk Chief Financial Officer