Form 10-Q/A
period 2011-02-28
Xun Energy, Inc.
filed 2013-08-23
CIK 1435936

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on April 19, 2011, for the purpose of  submitting the interactive data files required by Item 601(b)(101) of Regulation S-K, , which we may have changed titles or headings in the Notes To Financial Statements in order to comply with US GAAP Taxonomy. In addition to the interactive data files, we have incorporated by reference to previously filed documents all exhibits required by Item 601 of Regulation S-K.. The updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

XUN ENERGY, INC.

INDEX

	PART I. – FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets at February 28, 2011(unaudited) and May 31, 2010 (audited)	3

	Consolidated Statement of Operations for the Three and Nine Months ended February 28, 2011 and February 28, 2010 and from Inception (December 20, 2007) to February 28, 2011	4

	Consolidated Statements of Stockholders Equity from Inception (December 20, 2007) to February 28, 2011	5

	Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2011 and February 28, 2010 and Cumulative since Inception to February 28, 2011 (unaudited)	6

	Notes to Interim Consolidated Financial Statements as of February 28, 2011	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item 4.	Controls and Procedures	15

	PART II. – OTHER INFORMATION

Item 1	Legal Proceedings.	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities.	16

Item 3.	Defaults upon senior securities.	16

Item 4.	Submission of matters to a vote of security holders.	16

Item 5.	Other information	16

Item 6.	Exhibits	17

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

*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Expressed in U.S. dollars)

	Shares*1	Amount	Additional Paid in Capital		Deficit Accumulated During the Development Stage	Total Equity
Inception December 20, 2007	-	$-	$-		$-	$-
Common stock issued to Directors	400,000,000	$40,000	$(35,000)		$-	$5,000
Stock Issued During Period	110,416,000	$11,042	$44,166		$-	$55,208
Net loss for the year					$(85)	$(85)
Balance, May 31, 2008	510,416,000	$51,042	$9,166		$(85)	$60,123
Net loss for the year					$(50,170)	$(50,170)
Balance, May 31, 2009	510,416,000	$51,042	$9,166		$(50,255)	$9,953
Net loss for the year					$(50,744)	$(50,744)
Balance, May 31, 2010	510,416,000	$51,042	$9,166		$(100,999)	$(40,791)
Common stock issued to Directors	37,500	$4	$3,296	$		$3,300
For purchase of Accounts Receivable	1,259,000	$126	$62,824	$		$62,950
Common Stock issued	741,000	$74	$36,976	$		$37,050
Common stock issued to Directors	37,500	$4	$5,946	$		$5,950
Common stock issued to Consultant	10,000	$1	$1,099	$		$1,100
Net loss for the period					$(131,455)	$(131,455)
Balance, February 28, 2011	512,501,000	$51,250	$119,308		$(232,454)	$(61,896)

*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD ENDED FEBRUARY 28, 2011 and 2009 and CUMULATIVE FROM INCEPTION
(Unaudited)
(Expressed in U.S. dollars)

	For the nine months ended February 28, 2011	For the nine months ended February 28, 2010	December 20, 2007 (Inception) To February 28, 2011
Net Cash Provided by (Used in) Operating Activities
Net Income (Loss)	$-131,455	$-6,769	$-232,454
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities
Adjustments, Noncash Items, to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities
Share based Compensation	$10,350	$0	$10,350
Increase (Decrease) in Operating Capital	$10,350	$0	$10,350
Increase (Decrease) in Operating Assets
Accounts receivable and accrued receivables	$-192	$0	$-192
Increase (Decrease) in Operating Assets	$-192	$0	$-192
Increase (Decrease) in Operating Liabilities
Accounts payable and accrued liabilities	$31,167	$120	$34,344
Increase (Decrease) in Operating Liabilities	$31,167	$120	$34,344
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities	$41,325	$120	$44,502
Net Cash Provided by (Used in) Operating Activities	$-90,130	$-6,649	$-187,952
Net Cash Provided by (Used in) Investing Activities
Payments to Acquire Intangible Assets	$-4,603	$0	$-4,603
Net Cash Provided by (Used in) Investing Activities	$-4,603	$0	$-4,603
Net Cash Provided by (Used in) Financing Activities
Proceeds from Short-term Debt	$55,300	$25	$115,300
Repayments of Short-term Debt	$-81,000	$0	$-81,000
Proceeds from issuance of common stock	$100,000	$0	$160,208
Net Cash Provided by (Used in) Financing Activities	$74,300	$25	$194,508

Cash and Cash Equivalents, Period Increase (Decrease)	$-20,432	$-6,624	$1,954
Cash and Cash Equivalents, at Carrying Value	$22,386	$9,953	$0
Cash and Cash Equivalents, at Carrying Value	$1,954	$3,329	$1,954

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$0	$0	$0
Cash paid for interest	$0	$0	$0

The Accompanying Notes Are An Integral Part Of These Financial Statements

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011

NOTE 1. ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of Xun Energy, Inc. as of February 28, 2011, and for the three months then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Xun Energy, Inc.’s financial position as of February 28, 2011, and the results of its operations and its cash flows for the nine months ended February 28, 2011, and February 28, 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of May 31, 2010, filed with the SEC for additional information, including significant accounting policies.

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

MANAGEMENT AND FINANCIAL SERVICE AGREEMENTS

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

EXECUTIVE AND BOARD COMPENSATION

On September 1, 2010, the Company entered into a Board Member Compensation Agreement with Mr. Peter Matousek for a 12 month period ending August 31, 2011 whereby Mr. Matousek will be paid 5,000 shares per month in stock of the Company.

On September 1, 2010, the Company entered into a Board Member Compensation Agreement with Mr. Donald Lynch for a 12 month period ending August 31, 2011 whereby Mr. Lynch will be paid 5,000 shares per month in stock of the Company. The schedule below represents the shares issued to the Executive and Board with the 5-Day Average Share Closing Price:

Schedule of Executive and Board Stock Compensation

Month	Executive Shares	Board Shares	Total Shares	5 Day Average Share Closing Price	Amount
June	0	0	0	$0.0000	$0.00
July	0	0	0	$0.0000	$0.00
August	0	0	0	$0.0000	$0.00
Quarter Total	0	0	0	$0.0000	$0.00
September	2,500	10,000	12,500	$0.1500	$1,875.00
October	2,500	10,000	12,500	$0.0600	$750.00
November	2,500	10,000	12,500	$0.0540	$675.00
Quarter Total	7,500	30,000	37,500	$0.0880	$3,300.00
December	2,500	10,000	12,500	$0.1440	$1,800.00
January	2,500	10,000	12,500	$0.2220	$2,775.00
February	2,500	10,000	12,500	$0.1100	$1,375.00
Quarter Total	7,500	30,000	37,500	$0.1587	$5,950.00
June 1, 2010 to February 28, 2011	15,000	60,000	75,000	$0.1233	$9,250.00

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

- neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS		INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	File/ Furnished Herewith
Corporate Governance and Management
5.01	Information Statement	PREF14C	N/A	06/02/10
5.02	Information Statement	PREF14C	N/A	06/23/10
5.03	Information Statement	DEF 14C	N/A	06/28/10
5.04	Certificate of Amendment to the Articles of Incorporation	8-K	3.1	07/22/10
5.05	Departure of Directors or Principal Officers: Election of Directors: Appointment of Principal Officers	8-K	N/A	09/10/10
5.06	Departure of Directors or Principal Officers: Election of Directors: Appointment of Principal Officers	8-K	N/A	01/07/11

Other Events
10.1	Accounts Receivable Assignment	8-K	10.1	12/02/10
10.2	Other Event - Letter of Intent	8-K	10.1	12/13/10
10.3	Other Event - Extension of LOI	8-K/A	N/A	01/20/11
10.4	Other Event - Termination of LOI	8-K	N/A	02/04/11

Rule 13a–14(a)/15d-14(a) Certifications
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

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