Form 10-Q/A
period 2010-11-30
Xun Energy, Inc.
filed 2013-08-30
CIK 1435936

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2010 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on January 19, 2011, for the purpose of  resubmitting the interactive data files required by Item 601(b)(101) of Regulation S-K, , which we may have changed titles or headings in the Notes To Financial Statements in order to comply with US GAAP Taxonomy. In addition to the interactive data files, we have incorporated by reference to previously filed documents all exhibits required by Item 601 of Regulation S-K..

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

XUN ENERGY, INC.

Date: August 30, 2013	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk Chief Executive Officer

Date: August 30, 2013		/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk Chief Financial Officer