Form 10-Q/A
period 2011-02-28
Xun Energy, Inc.
filed 2013-08-30
CIK 1435936

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on April 19, 2011, for the purpose of  resubmitting the interactive data files required by Item 601(b)(101) of Regulation S-K, , which we may have changed titles or headings in the Notes To Financial Statements in order to comply with US GAAP Taxonomy. In addition to the interactive data files, we have incorporated by reference to previously filed documents all exhibits required by Item 601 of Regulation S-K.. The updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1, 31.2, 32.1 and 32.2.

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
Chief Financial Officer