Form 10-K/A
period 2011-05-31
Xun Energy, Inc.
filed 2013-08-30
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	✓	No

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Quarterly Report on Form 10-K for the fiscal year period ended May 31, 2011 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on September 28, 2011, for the purpose of  submitting the interactive data files required by Item 601(b)(101) of Regulation S-K, which we may have changed titles or headings in the Notes To Financial Statements in order to comply with US GAAP Taxonomy. In addition to the interactive data files, we have incorporated by reference to previously filed documents all exhibits required by Item 601 of Regulation S-K..

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

The table below represents the shares issued to the Executive and Board with the 5-Day Average Share Closing Price:

Month	Executive Shares	Board Shares	Total Shares	5 Day Average Share Closing Price	Amount
June	0	0	0	$0.0000	$0.00
July	0	0	0	$0.0000	$0.00
August	0	0	0	$0.0000	$0.00
Quarter Total	0	0	0	$0.0000	$0.00
September	2,500	10,000	12,500	$0.1500	$1,875.00
October	2,500	10,000	12,500	$0.0600	$750.00
November	2,500	10,000	12,500	$0.0540	$675.00
Quarter Total	7,500	30,000	37,500	$0.0880	$3,300.00
December	2,500	10,000	12,500	$0.1440	$1,800.00
January	2,500	10,000	12,500	$0.2220	$2,775.00
February	2,500	10,000	12,500	$0.1100	$1,375.00
Quarter Total	7,500	30,000	37,500	$0.1587	$5,950.00
March[1]	2,500	10,000	12,500	$0.1260	$1,575.00
April[1]	2,500	10,000	12,500	$0.1320	$1,650.00
May[1]	2,500	10,000	12,500	$0.1388	$1,735.00
Quarter Total[1]	7,500	30,000	37,500	$0.1323	$4,960.00
June 1, 2010 to May 31, 2011	22,500	90,000	112,500	$0.1263	$14,210.00

[1] Note *1 - Shares were issued by the Company on June 6, 2011

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

NOTE 1. ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

The Company was incorporated under the laws of the state of Nevada on December 20, 2007 as Real Value Estates, Inc. On July 20, 2010, the Company changed its name to Xun Energy, Inc

On February 7, 2011, the Company established two subsidiaries in the State of Kentucky.

The Company acquired three oil and gas leases in the State of Kentucky on February 28, 2011 and began production of oil on one of its leases. Subsequently, the Company acquired two additional oil and gas leases for a total of five oil and gas leases as May 31, 2011.

OPERATING COMPANY

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

OIL AND GAS DEVELOPMENT PROGRAM

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

OIL AND GAS RESERVES

The Company does not have proven reserves of oil or gas on its current oil and gas leases.

OIL AND GAS REVENUE RECOGNITION

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

NOTE 3. OTHER CURRENT ASSETS

The components of other current assets include the following:

Schedule of Other Current Assets

Other Current Asset	Quantity (Barrels)	Cost	Fair Market Value-May 31, 2011
Inventory (Crude Oil)	31	$283	$3,184

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property and equipment consists of the following:

Schedule of Property, Plant and Equipment

Asset Category	Capital Cost	Depletion	Allowance	Net Fixed Assets
Oil Wells	$19,958	$1,118	$0.0	$18,840

NOTE 5. FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities are reported at cost in the accompanying consolidated balance sheets. The carrying values of inventory are based on the depletion cost established by the Company. The following table provides a fair value measurement of the inventory at market value as of May 31, 2011.

Schedule of Fair Value Measurements

Other Current Asset	Quantity (Barrels)	Cost	Fair Market Value-May 31, 2011
Inventory (Crude Oil)	31	$283	$3,184

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

On March 28, 2011, the Company entered into Redemption Agreement with Peter Matousek, the Company’s president and director, which provides in part for the Company to redeem from Mr. Matousek 140million shares of the Company’s common stock at a price of $87,500 or $0.000625 per share. On May 31, 2011, Mr. Matousek assigned the Note Payable to Comtax Services, Inc.

The Company issued an aggregate of 112,500 shares for the fiscal year with an average price of 0.1263 per share to the Executive and Board pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek and a Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch, refer to NOTE 17: EXECUTIVE AND BOARD COMPENSATION for additional detail.

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

The Company did not identify any material uncertain tax positions on tax returns filed. The Company did not recognize any interest or penalties unrecognized tax benefits.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   During fiscal 2010, 2009 and 2008, the Company incurred net losses and, therefore, has no tax liability.  The net deferred tax asset of approximately $240,457 (assuming a 35% effective tax rate) generated by the loss carry-forward has been fully reserved.

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

The Company issued 1,259,000 common shares on November 30, 2010 for $62,950.00 for Accounts Receivable assignment, refer to NOTE 21: ACCOUNTS RECEIVABLE PURCHASE.

The Company issued 741,000 common shares on November 30, 2010 for $37,050.00 cash in a negotiated transaction with an investor to fund the ongoing operations of the Company.

The Company issued 10,000 common shares on February 28, 2011 for 1,100.00 pursuant to an Oil and Gas Field Operations Services agreement with the Company.

stock repurchase

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
[1] Note 1 - Based on 510,416,000 (post forward split) shares of Common Stock issued and outstanding.

In connection with the Agreement, there was a change in the majority of the Company’s Board of Directors. Upon the consummation of the Takeover, Marina Karpilovski President and Director, and Michael Zazkis, Secretary, Treasurer & Director resigned and Mr. Donald Lynch was appointed as Director and Executive Officer of the Company and Mr. Mr. Peter Matousek was appointed as Director and Executive Officer of the Company..

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

Schedule of Executive and Board Stock Compensation

Month	Executive Shares	Board Shares	Total Shares	5 Day Average Share Closing Price	Amount
June	0	0	0	$0.0000	$0.00
July	0	0	0	$0.0000	$0.00
August	0	0	0	$0.0000	$0.00
Quarter Total	0	0	0	$0.0000	$0.00
September	2,500	10,000	12,500	$0.1500	$1,875.00
October	2,500	10,000	12,500	$0.0600	$750.00
November	2,500	10,000	12,500	$0.0540	$675.00
Quarter Total	7,500	30,000	37,500	$0.0880	$3,300.00
December	2,500	10,000	12,500	$0.1440	$1,800.00
January	2,500	10,000	12,500	$0.2220	$2,775.00
February	2,500	10,000	12,500	$0.1100	$1,375.00
Quarter Total	7,500	30,000	37,500	$0.1587	$5,950.00
March[1]	2,500	10,000	12,500	$0.1260	$1,575.00
April[1]	2,500	10,000	12,500	$0.1320	$1,650.00
May[1]	2,500	10,000	12,500	$0.1388	$1,735.00
Quarter Total[1]	7,500	30,000	37,500	$0.1323	$4,960.00
June 1, 2010 to May 31, 2011	22,500	90,000	112,500	$0.1263	$14,210.00

[1] Note *1 - Shares were issued by the Company on June 6, 2011

NOTE 21: ACCOUNTS RECEIVABLE PURCHASE

The Company, on November 30, 2010, entered into an Accounts Receivable Assignment (the “Assignment”) with Comtax Services Inc. (“Comtax”) whereby Comtax assigned to the Company $147,965 in accounts receivable due Comtax from Global Power and Water Industries, Inc. (Global)  in consideration for 1,259,000 common shares of the Company at a share price of $.05 for a total of 62,950.00. The $62,950 to Comtax represents the monies owed by the Company to Global in the form of Promissory Notes and interest due in March 2011 and April 2011 discussed in Note 14.

Since entering the Assignment, Comtax has filed a civil action on December 16, 2010, Case Number 05-2010-CA-064575, with the County of Brevard, in the State of Florida, seeking judgment against Global for $147,965.00 plus interest, costs and other relief this court deems just and proper. On January 22, 2011, Comtax was awarded a Clerk of Courts default judgment, Brevard County, Florida. On April, 12, 2011, Judge Tanya B. Rainwater of the Circuit Court of the 18th Judicial Circuit, Brevard County, Florida, granted final judgment in favor of Comtax in the amount of $151,269.41 against Global.

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

BALANCE SHEETS AT May 31, 2011 and 2010

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED May 31, 2011 AND 2010 AND CUMULATIVE FROM INCEPTION (December 20, 2007).

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED May 31, 2011 and 2010 AND CUMULATIVE FROM INCEPTION (December 20, 2007).

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

NOTES TO FINANCIAL STATEMENTS

(b)

Index to Exhibits

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	File/ Furnished Herewith
Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant
2.01	Redemption Agreement between the Company and Peter Matousek	8-K	10.1	03/30/11
Corporate Governance and Management
5.01	Information Statement	PREF14C	N/A	06/02/10
5.02	Information Statement	PREF14C	N/A	06/23/10
5.03	Information Statement	DEF 14C	N/A	06/28/10
5.04	Certificate of Amendment to the Articles of Incorporation	8-K	3.1	07/22/10
5.05	Departure of Directors or Principal Officers: Election of Directors: Appointment of Principal Officers	8-K	N/A	09/10/10
5.06	Departure of Directors or Principal Officers: Election of Directors: Appointment of Principal Officers	8-K	N/A	01/07/11
5.07	Change in Shell Company Status	8-K	N/A	04/18/11

Other Events
10.1	Accounts Receivable Assignment	8-K	10.1	12/02/10
10.2	Other Event - Letter of Intent	8-K	10.1	12/13/10
10.3	Other Event - Extension of LOI	8-K/A	N/A	01/20/11
10.4	Other Event - Termination of LOI	8-K	N/A	02/04/11
10.5	Assignment of Oil and Gas Lease between Nux and Sequachee Oil and Gas LLC	8-K	10.1	03/04/11
10.6	Assignment of Oil and Gas Lease between Nux and Sequachee Oil and Gas LLC	8-K	10.2	03/04/11
10.7	Assignment of Oil and Gas Lease between Nux and Sequachee Oil and Gas LLC	8-K	10.3	03/04/11
10.8	Oil and Gas Lease – Gregory Nelson and Jimmy Nelson	8-K	10.1	04/07/11

Rule 13a–14(a)/15d-14(a) Certifications
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

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

By: /s/ Jerry G. Mikolajczyk

Jerry G. Mikolajczyk, President

August 30, 2013

CEO/CFO/Director

BY: /s/Kevin M. Grapes

August 30, 2013

Kevin M. Grapes, Director