Form 10-K/A
period 2011-05-31
Xun Energy, Inc.
filed 2013-09-03
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year period ended May 31, 2011 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on September 28, 2011, for the purpose of correcting the Explanatory Note and correcting the list of directors approving this Amendment No. 2 on Form 10-K/A.

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

Date: September 3, 2013

By: /s/ Jerry G. Mikolajczyk

Jerry G. Mikolajczyk

President, CEO & CFO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jerry G. Mikolajczyk

September 3, 2013

Jerry G. Mikolajczyk, Director

By: /s/Peter Matousek

September 3, 2013

Peter Matousek, Director

By: /s/Dr. William D. Spier

September 3, 2013

William D. Spier, Director