Form 10-Q/A
period 2011-08-31
Xun Energy, Inc.
filed 2013-09-03
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

Amendment Number 1

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

12759 NE Whitaker Way, #C453, Portland, Oregon, 97230
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 312,576,500 shares of common stock are issued and outstanding as of October 7, 2011

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on October 7, 2011 for the purpose of submitting the interactive data files required by Item 601(b)(101) of Regulation S-K, which we may have changed titles or headings in the Notes To Financial Statements in order to comply with US GAAP Taxonomy. In addition to the interactive data files, we amended the disclosures in Note 20, Executive and Board Compensation; and we have incorporated by reference to previously filed documents all exhibits required by Item 601 of Regulation S-K.. The updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of Xun Energy, Inc. as of August 31, 2011, and for the three months then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Xun Energy, Inc.’s financial position as of August 31, 2011, and the results of its operations and its cash flows for the three months ended August 31, 2011, and August 31, 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of May 31, 2011, filed with the SEC for additional information, including significant accounting policies.

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

OIL AND GAS EXPLORATION

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

NOTE 3. OTHER CURRENT ASSETS

The components of other current assets include the following:

Current Asset	Quantity	Cost	Fair Market Value - August 31, 2011
Inventory (Crude Oil)	31 barrels	$283	$2,753

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property and equipment consists of the following:

Asset Category	Capital Cost	Depletion	Allowance	Net Fixed Assets
Oil Wells	$19,958	$1,118	$0.0	$18,840

NOTE 5. FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities are reported at cost in the accompanying consolidated balance sheets. The carrying values of inventory are based on the depletion cost established by the Company. The following table provides a fair value measurement of the inventory at market value as of August 31, 2011.

Current Asset	Quantity	Cost	Fair Market Value - August 31, 2011
Inventory (Crude Oil)	31 barrels	$283	$2,753

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

AUTHORIZED STOCK

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

STOCK ISSUED AND OUTSTANDING

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

The Company has a loan in the amount of $64,500, is non-interest bearing, with Comtax Services, Inc. (COMTAX). The loan from COMTAX is provided to the Company as working capital. COMTAX is a shareholder of the Company with a stock  position of 3.58% in the Company.

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

The table below represents the shares issued to the Executive and Board with the 5-Day Average Share Closing Price:

Schedule of Executive and Board Stock Compensation

Month	Executive Shares	Board Shares	Total Shares	5 Day Average Share Closing Price	Amount
June	0	15,000	15,000	$0.0500	$750.00
July	0	15,000	15,000	$0.0181	$271.50
August	0	15,000	15,000	$0.0127	$190.50
Quarter Total	0	45,000	45,000	$0.02693	$1,212.00
Year Total	0	45,000	45,000	$0.02693	$1,212.00

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

NOTE 23: OFFER TO PURCHASE LITIGATION

On May 10, 2011, the Company accepted an Offer to Purchase from Lea Kennedy d/b/a LuxemBarings (“Purchaser”) to purchase $10 million of the Company’s common stock based on the average of 5 consecutive trading day’s close prior to date of closing. The Offer to Purchase was scheduled to close on or before June 24, 2011. The Purchaser failed to complete the transaction, after mutually agreed extensions of the closing date. The Company has retained legal counsel to take legal action against the Purchaser for failing to complete the purchase transaction and for damages to the Company as a result of the failure to complete the transaction. The Company has not recognized any potential losses and damages in the financial statements for the period ended August 31, 2011.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   RESERVED.

Not Applicable

ITEM 5.  OTHER INFORMATION

None.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	File/ Furnished Herewith
Corporate Governance and Management
5.01	Departure of Directors or Principal Officers: Election of Directors: Appointment of Principal Officers	8-K	N/A	06/06/11

Other Events
10.1	Oil and Gas Lease – Donnell Cash and Emory Thomas	8-K	N/A	07/13/11

Rule 13a–14(a)/15d-14(a) Certifications
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XUN ENERGY, INC.

Date: September 3, 2013	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Executive Officer

Date: September 3, 2013	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Financial Officer