Form 10-Q/A
period 2011-11-30
Xun Energy, Inc.
filed 2013-09-05
CIK 1435936

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

We are filing this Amendment No. 2 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2011 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission (SEC) on January 23, 2012, and Amendment No. 1 filed with on March 26, 2012, for the purpose of  submitting the interactive data files required by Item 601(b)(101) of Regulation S-K, which we may have changed titles or headings in the Notes To Financial Statements in order to comply with US GAAP Taxonomy. In addition to the interactive data files, we amended the disclosures in Note 11, Stockholders' Equity; Note 19, Commitments; Note 20, Executive and Board Compensation and we have incorporated by reference to previously filed documents all exhibits required by Item 601 of Regulation S-K.. The updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

OPERATING COMPANY

On April 18, 2011, the Company filed a Form 8-k with the SEC disclosing that the Company is no longer a shell and has completed a workover program on one of its wells

.

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of Xun Energy, Inc. as of November 30, 2011, and for the six months then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Xun Energy, Inc.’s financial position as of November 30, 2011, and the results of its operations and its cash flows for the six months ended November 30, 2011, and November 30, 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of May 31, 2011, filed with the SEC for additional information, including significant accounting policies.

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

NOTE 3. OTHER CURRENT ASSETS

The components of other current assets include the following:

Current Asset	Quantity	Cost	Fair Market Value - November 30, 2011
Inventory (Crude Oil)	31 barrels	$283	$2,819

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property and equipment consists of the following:

Asset Category	Capital Cost	Depletion	Allowance	Net Fixed Assets
Oil Wells	$2,393	$0.0	$0.0	$2,393

NOTE 5. FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities are reported at cost in the accompanying consolidated balance sheets. The carrying values of inventory are based on the depletion cost established by the Company. The following table provides a fair value measurement of the inventory at market value as of November 30, 2011.

Current Asset	Quantity	Cost	Fair Market Value - November 30, 2011
Inventory (Crude Oil)	31 barrels	$283	$2,819

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

The Company issued an aggregate of 67,500 shares for the six months ending November 30, 2011 with an average price of $0.0855 per share to the Executive and Board pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek and a Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch, refer to NOTE 20: EXECUTIVE AND BOARD COMPENSATION for additional detail.

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

NOTE 10. NET OPERATING LOSSES

As of November 30, 2011, the Company has a net operating loss carry-forward of approximately $931,737, which will expire 20 years from the date the loss was incurred. Included in the net operating loss is the forfeiture of the Gross and Neely Leases, $19,701, whereby the Company failed to commence work on the oil and gas lease on or before June 30, 2011 and September 2, 2011, respectively.

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

The Company authorized and approved an aggregate of 112,500 shares for the fiscal year ending May 31, 2011 with an average price of $0.1263 per share to the Executive and Board pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek and a Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch. During the fiscal year ending May 31, 2011, the Company 75,000 (average price of $0.1233 per share) of the 112,500 shares to the Executive and Board with the remaining 37,500  shares (average of $0.1323 per share) issued on June 6, 2011.

The Company authorized and approved an aggregate of 45,000 shares for the three months ended August 31, 2011 with an average price of $0.02693 per share to the Executive and Board pursuant to a Member Compensation Agreement with Mr. Peter Matousek, Mr. Donald Lynch, and Mr. Jerry G. Mikolajczyk refer to NOTE 20: EXECUTIVE AND BOARD COMPENSATION for additional detail. The Company issued 30,000(average price of $0.0269 per share) of the 45,000 shares to the Board on September 12, 2011.

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

On May 31, 2011, the Board of Directors of the Company appointed Jerry G. Mikolajczyk as a director of the Company for a 3 month period ending August 31, 2011 whereby Mr. Mikolajczyk will be paid 5,000 shares per month in stock of the Company. The stock will be valued based on the average of the 5 trading day close price prior to each month end. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000

The Company entered into a Management and Financial Service Agreement for Mr. Jerry G. Mikolajczyk for a 12 month period commencing on June 1, 2011 and ending May 31, 2012. Mr. Mikolajczyk is hired through a service company, and will be paid $120,000 in cash payments for the services of Mr. Mikolajczyk. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

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

On September 1, 2011, the Company entered into Board Member Compensation Agreement with Kevin M. Grapes as a director of the Company for a term of one (1) year ending August 31, 2012. Mr. Grapes will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses.

On September 1, 2011, the Company entered into Board Member Compensation Agreement with Jerry G. Mikolajczyk as a director of the Company for a term of one (1) year ending August 31, 2012. Mr. Mikolajczyk will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses.

NOTE 20: EXECUTIVE AND BOARD COMPENSATION

MANAGEMENT AND FINANCIAL SERVICE AGREEMENTS

On September 1, 2010, the Company entered into a Management and Financial Service Agreement with Mr. Peter Matousek for a 12 month period ending August 31, 2011 whereby Mr. Matousek will be paid $30,000 in cash payments and 2,500 shares per month in stock of the Company. The stock will be valued based on the average of the 5 trading day close price prior to each month end. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000. The Management and Financial Service Agreement with Mr. Peter Matousek terminated on May 31, 2011 upon his resignation as the President and CEO of the Company

EXECUTIVE AND BOARD COMPENSATION

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

On August 31, 2011, directors Peter Matousek, Donald Lynch and Jerry G. Mikolajczyk termed out.

On September 1, 2011, the Company entered into Board Member Compensation Agreement with Kevin M. Grapes as a director of the Company for a term of one (1) year ending August 31, 2012. Mr. Grapes will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses.

On September 1, 2011, the Company entered into Board Member Compensation Agreement with Jerry G. Mikolajczyk as a director of the Company for a term of one (1) year ending August 31, 2012. Mr. Mikolajczyk will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses.

The table below represents the shares issued to the Executive and Board with the 5-Day Average Share Closing Price:

Schedule of Executive and Board Stock Compensation

Month	Executive Shares	Board Shares	Total Shares	5 Day Average Share Closing Price	Amount
June	0	15,000	15,000	$0.0500	$750.00
July	0	15,000	15,000	$0.0181	$271.50
August	0	15,000	15,000	$0.0127	$190.50
Quarter Total	0	45,000	45,000	$0.02693	$1,212.00
September	0	10,000	10,000	$0.0098	$98.00
October	0	10,000	10,000	$0.0050	$50.00
November	0	10,000	10,000	$0.0020	$20.00
Quarter Total	0	30,000	30,000	$0.0056	$168.00
Year Total	0	75,000	75,000	$0.0184	$1,380.00

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

NOTE 23: OFFER TO PURCHASE LITIGATION

On May 10, 2011, the Company accepted an Offer to Purchase from Lea Kennedy d/b/a LuxemBarings (“Purchaser”) to purchase $10 million of the Company’s common stock based on the average of 5 consecutive trading day’s close prior to date of closing. The Offer to Purchase was scheduled to close on or before June 24, 2011. The Purchaser failed to complete the transaction, after mutually agreed extensions of the closing date. The Company has retained legal counsel to take legal action against the Purchaser for failing to complete the purchase transaction and for damages to the Company as a result of the failure to complete the transaction. The Company has not recognized any potential losses and damages in the financial statements for the period ended November 30, 2011.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   RESERVED.

Not Applicable

ITEM 5.  OTHER INFORMATION

None.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	File/ Furnished Herewith
Corporate Governance and Management
5.01	Departure of Directors or Principal Officers: Election of Directors: Appointment of Principal Officers - Mikolajczyk	8-K	N/A	06/06/11
5.02	Board Member Agreement between Xun Energy, Inc. and Peter Matousek as Director, Contract No. S20100902	8-K	10.1	09/07/11
5.02	Board Member Agreement between Xun Energy, Inc. and Donald Lynch as Director, Treasurer And Secretary, Contract No. S20100903	8-K	10.2	09/07/11
5.03	Board Member Agreement between Xun Energy, Inc. and Kevin Grapes as Director, Contract No. S20110901	8-K	10.1	09/08/11
5.04	Board Member Agreement between Xun Energy, Inc. and Jerry G. Mikolajczyk as Director, Contract No. S20110902	8-K	10.2	09/08/11

Other Events
10.1	Oil and Gas Lease – Donnell Cash and Emory Thomas	8-K	N/A	07/13/11

Rule 13a–14(a)/15d-14(a) Certifications
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XUN ENERGY, INC.

Date: September 5, 2013	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Executive Officer (principal executive officer)

Date: September 5, 2013	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Financial Officer (principal financial officer and principal accounting officer)