Form 10-Q/A
period 2012-02-29
Xun Energy, Inc.
filed 2013-09-05
CIK 1435936

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission (SEC) on April 20, 2012, for the purpose of  submitting the interactive data files required by Item 601(b)(101) of Regulation S-K, which we may have changed titles or headings in the Notes To Financial Statements in order to comply with US GAAP Taxonomy.  In addition to the interactive data files, we amended the disclosures in Note 17, Commitments and we have incorporated by reference to previously filed documents all exhibits required by Item 601 of Regulation S-K.. The updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

XUN ENERGY, INC.

INDEX

	PART I. – FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets at February 29, 2012 (unaudited) and May 31, 2011 (audited)	3

	Consolidated Statement of Operations for the Three and Nine Months ended February 29, 2012 and February 28, 2011 and from Inception (December 20, 2007) to February 29, 2012	4

	Consolidated Statements of Stockholders Equity from Inception (December 20, 2007) to February 29, 2012	5

	Consolidated Statements of Cash Flows for the Nine Months Ended February 29, 2012 and February 28, 2011 and Cumulative since Inception to February 29, 2012(unaudited)	6

	Notes to Interim Consolidated Financial Statements as of February 29, 2012	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	18

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22

Item 4.	Controls and Procedures	22

	PART II. – OTHER INFORMATION

Item 1	Legal Proceedings.	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities.	22

Item 3.	Defaults upon senior securities.	23

Item 4.	Submission of matters to a vote of security holders.	23

Item 5.	Other information	23

Item 6.	Exhibits	23

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of Xun Energy, Inc. as of February 29, 2012, and for the nine months then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Xun Energy, Inc.’s financial position as of February 29, 2012, and the results of its operations and its cash flows for the nine months ended February 29, 2012, and February 28, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of May 31, 2011, filed with the SEC for additional information, including significant accounting policies.

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

The Company issued an aggregate of 30,000 shares for the nine months ending February 29, 2012 with an average price of $0.269 per share to the Executive and Board pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek and a Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch, refer to NOTE 18: EXECUTIVE AND BOARD COMPENSATION for additional detail.

Prior to June 1, 2011, our President, CEO and Director, Jerry G. Mikolajczyk, performed services for the Company on a consulting contract through a consulting agency, Comtax Services, Inc. (Comtax). From April 1, 2010 to February 28, 2011, Comtax charged a fixed monthly fee of $2,500, a minimum of 10 hours per month for Mr. Mikolajczyk, an aggregate of $27,500 for the 11 months for Mr. Mikolajczyk’s services to the Company. For the period March 1, 2011 to May 31, 2011, Comtax charged the Company an aggregate of $387,275 (1,106.5 hours) for the services of Mr. Mikolajczyk. The Company is indebted to Comtax an aggregate of $737,086 as of February 29, 2012 which consists of a loan payable - $196,095 (NOTE 12), trade payables $434,741 and Long Term Note Payable – Less than 3 years - $106,250. Comtax acquired the Long Term Notes Payable – Less than 3 years for $87,500 from our former President and CEO, Peter Matousek, NOTE 14, and $18,750 from two other shareholders. Comtax is the largest creditor to the Company comprising of 51.2% of the Company’s total liabilities.

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

NOTE 8. NET OPERATING LOSSES

As of February 29, 2012, the Company has a net operating loss carry-forward of approximately $1,056,041, which will expire 20 years from the date the loss was incurred. Included in the net operating loss is the forfeiture of the Gross and Neely Leases, $19,701, whereby the Company failed to commence work on the oil and gas lease on or before June 30, 2011 and September 2, 2011, respectively.

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

On July 20, 2010, the Company filed a Certificate of Amendment to the Company’s certificate of incorporation with the Nevada Secretary of State which increased the Company’s authorization to issue 5,000,000,000 shares of $0.0001 par value common stock, refer to Note 16: CORPORATE ACTION

On November 30, 2011, the Board of Directors of the Company approved the allocation of 4,000,000 of the 50,000,000 authorized Preferred Shares of the Company as Series A Preferred Shares with the following rights:

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

The Company issued 1,259,000 common shares on November 30, 2010 for $62,950.00 for Accounts Receivable assignment, refer to NOTE 19: ACCOUNTS RECEIVABLE PURCHASE.

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

Our President, CEO and Director, Mr. Jerry G. Mikolajczyk, acquired a Note Payable by the Company from one of the shareholders of the Company on July 15, 2011. The principal, $9,375, will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until the maturity date of March 31, 2014.

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

The table below represents the shares issued to the Board with the 5-Day Average Share Closing Price:

Schedule of Executive and Board Stock Compensation
Month	Executive Shares	Board Shares	Total Shares	5 Day Average Share Closing Price	Amount
June	0	15,000	15,000	$0.0500	$750.00
July	0	15,000	15,000	$0.0181	$271.50
August	0	15,000	15,000	$0.0127	$190.50
Quarter Total	0	45,000	45,000	$0.02693	$1,212.00
September	0	10,000	10,000	$0.0098	$98.00
October	0	10,000	10,000	$0.0050	$50.00
November	0	10,000	10,000	$0.0020	$20.00
Quarter Total	0	30,000	30,000	$0.0056	$168.00
December	0	10,000	10,000	$0.0055	$55.00
January	0	10,000	10,000	$0.0113	$113.00
February	0	10,000	10,000	$0.0879	$879.00
Quarter Total	0	30,000	30,000	$0.0349	$1,047.00
Year Total	0	105,000	105,000	$0.0231	$2,427.00

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

There can be no assurance that CMS will be successful in completing a capital raise for the Company

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