Form 10-K/A
period 2012-05-31
Xun Energy, Inc.
filed 2013-09-06
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

12759 NE Whitaker Way, #C453, Portland, Oregon, 97230

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

None.

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the twelve month period ended May 31, 2012 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission (SEC) on September 13, 2012, subsequently amended on October 10, 2012, for the purpose of  submitting the interactive data files required by Item 601(b)(101) of Regulation S-K, which we may have changed titles or headings in the Notes To Financial Statements in order to comply with US GAAP Taxonomy.  In addition to the interactive data files, we amended the disclosures in Note 12, Loan Payable, Note 17, Commitments, Note 18, Executive and Board Compensation, Note 22, Executive and Board Changes, and we have incorporated by reference to previously filed documents all exhibits required by Item 601 of Regulation S-K.. The updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

The schedule of Executive and Board Stock Compensation below represents the shares issued or reserved to the Board with the 5-Day Average Share Closing Price:

Schedule of Executive and Board Stock Compensation

Month	Executive Shares	Board Shares	Total Shares	5 Day Average Share Closing Price	Amount
June	0	15,000	15,000	$0.0500	$750.00
July	0	15,000	15,000	$0.0181	$271.50
August	0	15,000	15,000	$0.0127	$190.50
Quarter Total	0	45,000	45,000	$0.02693	$1,212.00
September	0	10,000	10,000	$0.0098	$98.00
October	0	10,000	10,000	$0.0050	$50.00
November	0	10,000	10,000	$0.0020	$20.00
Quarter Total	0	30,000	30,000	$0.0056	$168.00
December	0	10,000	10,000	$0.0055	$55.00
January	0	10,000	10,000	$0.0113	$113.00
February	0	10,000	10,000	$0.0879	$879.00
Quarter Total	0	30,000	30,000	$0.0349	$1,047.00
March	0	10,000	10,000	$0.0732	$732.00
April	0	10,000	10,000	$0.0800	$800.00
May	0	11,129	11,129	$0.0516	574.35
Quarter Total	0	31,129	31,129	$0.0677	$2,106.35

Year Total	0	136,129	136,129	$0.0333	$4,533.35

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

The changes in our capital resources at May 31, 2012 compared with May 31, 2011 are:

	May 31, 2012	May 31, 2011		Increase (Decrease)	Percentage Change
Cash	$-0-	$25,069	$
Current Assets	$833,274	$25,352		$807,922	3,186.87%
Total Assets	$833,964	$50,395		$783,569	1,554.87%
Current Liabilities	$1,456,318	$595,308		$861,010	144.63%
Total Liabilities	$1,582,128	$720,429		$861,699	119.61%
Working Capital Deficit	$1,456,318	$570,239		$886,078	155.39%

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

The accompanying notes are an integral part of these consolidated financial statements

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. dollars)

	Common Stock Shares*	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Total Equity
Inception December 20, 2007	-	$-	$-	$-	$-
Common stock issued to Directors	400,000,000	40,000	(35,000)	-	5,000
for cash December 20, 2007
at 0.001 per share
Private placement closed on
March 31 at 0.04 per share	110,416,000	11,042	$44,166	$-	$55,208
Net loss for the year				(85)	(85)
Balance, May 31, 2008	510,416,000	$51,042	$9,166	$(85)	$60,123
Net loss for the year	-	-	-	(50,170)	(50,170)
Balance, May 31, 2009	510,416,000	$51,042	$9,166	$(50,255)	$9,953
Net loss for the year	-	-	-	(50,744)	(50,744)
Balance, May 31, 2010	510,416,000	$51,042	$9,166	$(100,999)	$(40,791)
Common stock issued to Directors	37,500	4	3,296	-	3,300
For purchase of Accounts Receivable	1,259,000	126	62,824	-	62,950
For cash November 30, 2010	741,000	74	36,976	-	37,050
Common stock issued to Directors	37,500	4	5,946	-	5,950
Common stock issued to Consultant	10,000	1	1,099	-	1,100
Common stock retirement	(200,000,000)	(20,000)	(105,000)	-	(125,000)
Net loss for the period	-	-	-	(614,592)	(614,592)
Balance, May 31, 2011	312,501,000	$31,250	$14,308	$(715,592)	$(670,034)
Common stock issued to Directors	37,500	4	4,956	-	4,960
Common stock issued to Directors	30,000	3	805	-	808
Common stock issued to Directors	75,000	8	1,612	-	1,619
Common stock issued to Consultant	18,000,000	1,800	898,200	-	900,000
Net loss for the period	-	-	-	(985,517)	(985,517)
Balance, May 31, 2012	330,643,500	$33,064	$919,881	$(1,701,109)	$(748,164)

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

OIL AND GAS DEVELOPMENT - WORKOVER PROGRAM

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

OIL AND GAS DEVELOPMENT - OFFSET DRILLING

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

Schedule of Rights

Description of Rights	May 31, 2012	May 31, 2011
Oil and Gas Leases: Beginning of year	$5,583	$0
Acquisitions/Work in Progress	399,743	5,583
Subtotal {sum}	405,326	5,583
Forfeitures during the period	(5,583)	0
Impairments during the period	(399,743)	0
Oil and Gas Leases: End of year	$0	$5,583

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

Schedule of Other Current Assets

Other Current Asset	May 31, 2012	May 31, 2011
Finished Goods Inventory	$0	$283
Prepaid Legal	$8,274	$0
Prepaid Financial Services	$825,000	$0
Other Current Assets, balance:	$833,274	$283

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

The The Company issued an aggregate of 142,500 shares for the period ending May 31, 2012 with an average price of $0.0518 per share to the Executive and Board pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek and a Board Member Compensation Agreement with Mr. Peter Matousek, Mr. Donald Lynch, Mr. Kevin M. Grapes, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier, refer to NOTE 18: EXECUTIVE AND BOARD COMPENSATION for additional detail.

Prior to June 1, 2011, our President, CEO and Director, Jerry G. Mikolajczyk, performed services for the Company on a consulting contract through a consulting agency, Comtax Services, Inc. (Comtax). From April 1, 2010 to February 28, 2011, Comtax charged a fixed monthly fee of $2,500, a minimum of 10 hours per month for Mr. Mikolajczyk, an aggregate of $27,500 for the 11 months for Mr. Mikolajczyk’s services to the Company. For the period March 1, 2011 to May 31, 2011, Comtax charged the Company an aggregate of $387,275 (1,106.5 hours) for the services of Mr. Mikolajczyk. The Company is indebted to Comtax an aggregate of $805,653 as of May 31, 2012 which consists of loans payable - $286,600 (see NOTE 12), trade payables $412,115 and Long Term Note Payable – Less than 3 years - $106,938 including accrued interest. Comtax acquired the Long Term Notes Payable – Less than 3 years for $87,500 from our former President and CEO, Peter Matousek, (see NOTE 14), and $18,750 from two other shareholders. Comtax is the largest single creditor to the Company comprising of 50.9% of the Company’s total liabilities

Mr. Mikolajczyk was an officer of Comtax until his resignation on May 31, 2011 and terminated his consulting contract with Comtax as of May 31, 2011 prior to accepting his executive and director positions with the Company.

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

NOTE 8. NET OPERATING LOSSES

As of May 31, 2012, the Company has a net operating loss carry-forward of approximately $1,701,109, which will expire 20 years from the date the loss was incurred. Included in the net operating loss is the forfeiture of the Kentucky oil and gas leases including an impairment charge of $399,743 incurred by the Company for failure to close on the West Crockett oil and gas leases, refer to NOTE 23: AQUISITION OF CROCKETT ENERGY CORPORATION.

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

The Company authorized and approved an aggregate of 112,500 shares for the fiscal year ending May 31, 2011 with an average price of $0.1263 per share to the Executive and Board pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek and a Member Compensation Agreement with Mr. Peter Matousek and Mr. Donald Lynch. During the fiscal year ending May 31, 2011, the Company issued 75,000 (average price of $0.1233 per share) of the 112,500 shares to the Executive and Board with the remaining 37,500  shares (average of $0.1323 per share) issued on June 6, 2011.

The Company issued 18 Million shares on April 12, 2012 for $900,000 pursuant to a twenty-four month agreement with Charles Morgan Securities Inc.

The Company authorized and approved an aggregate of 136,129 common stock shares for the period ended May 31, 2012 with an average price of $0.0333 per share to the management and the board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Donald Lynch, Mr. Jerry G. Mikolajczyk and Mr. Kevin M. Grapes, refer to NOTE 18: EXECUTIVE AND BOARD COMPENSATION for additional detail. The Company issued 31,129 of the 136,129 shares to the Board on June 25, 2012.

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

The Company has non-interest bearing loans in the amount of $286,000 with Comtax. The loans from Comtax have been provided to the Company as working capital. Comtax is a shareholder of the Company with a stock  position of 4.75% in the Company.

The Company has two Promissory Notes, one for $100,000 and the second for $30,000, with Altmann Revocable Living Trust, Rlt. (ALRT), totaling $130,000 due on or before December 31, 2012 with interest calculated at 8% per annum. The Company entered into a Purchase Agreement with ALRT on February 13, 2012 for the acquisition of 100% of ALRT's interest in Crockett Energy Corporation (CEC), refer to NOTE 23, AQUISITION OF CROCKETT ENERGY CORPORATION, which resulted in a negotiated assumption by the Company of the loans that CEC had with ALRT in the amount of $30,000. ALRT also loaned the Company 100,000 on February 14, 2012. We accrued $3,049 of interest on the Promissory Notes as of May 31, 2012.

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

On May 21, 2012, Mr. Kevin M. Grapes resigned as a Board member.

On May 22, 2012, Company entered into a Board Member Compensation Agreement with Dr. William D. Spier as a director of the Company for a term of one (1) year ending May 31, 2013.  Dr. Spier will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

On May 25, 2012, Company entered into a Board Member Compensation Agreement with Mr. Peter Matousek as a director of the Company for a term of one (1) year ending May 31, 2013. Mr. Matousek will receive 5,000shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

The Company authorized and approved an aggregate of 136,129 shares for the period ended May 31, 2012 with an average price of $0.0333 per share to the Board pursuant to a Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Kevin M. Grapes, Mr. Peter Matousek and Dr. William D. Spier. The Company issued 105,000 of the 136,129 shares to the Board as of May 31, 2012.

The table below represents the shares issued  or reserved to the Board with the 5-Day Average Share Closing Price:

Schedule of Executive and Board Stock Compensation

Month	Executive Shares	Board Shares	Total Shares	5 Day Average Share Closing Price	Amount
June	0	15,000	15,000	$0.0500	$750.00
July	0	15,000	15,000	$0.0181	$271.50
August	0	15,000	15,000	$0.0127	$190.50
Quarter Total	0	45,000	45,000	$0.02693	$1,212.00
September	0	10,000	10,000	$0.0098	$98.00
October	0	10,000	10,000	$0.0050	$50.00
November	0	10,000	10,000	$0.0020	$20.00
Quarter Total	0	30,000	30,000	$0.0056	$168.00
December	0	10,000	10,000	$0.0055	$55.00
January	0	10,000	10,000	$0.0113	$113.00
February	0	10,000	10,000	$0.0879	$879.00
Quarter Total	0	30,000	30,000	$0.0349	$1,047.00
March	0	10,000	10,000	$0.0732	$732.00
April	0	10,000	10,000	$0.0800	$800.00
May	0	11,129	11,129	$0.0516	574.35
Quarter Total	0	31,129	31,129	$0.0677	$2,106.35

Year Total	0	136,129	136,129	$0.0333	$4,533.35

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

Xun Energy, Inc.

Date:   September 6, 2013

By: /s/ Jerry G. Mikolajczyk

Jerry G. Mikolajczyk

President, CEO, CFO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jerry G. Mikolajczyk

Jerry G. Mikolajczyk, Director

September 6, 2013

BY: /s/ Peter Matousek

September 6, 2013

Peter Matousek, Director

BY: /s/ William D. Spier

September 6, 2013

William D. Spier, Director