Form 10-Q/A
period 2012-08-31
Xun Energy, Inc.
filed 2013-09-09
CIK 1435936

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2012 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission (SEC) on October 12, 2012, for the purpose of  submitting the interactive data files required by Item 601(b)(101) of Regulation S-K, which we may have changed titles or headings in the Notes To Financial Statements in order to comply with US GAAP Taxonomy.  In addition to the interactive data files, we amended the format (layout) of the CONSOLIDATED STATEMENTS OF CASH FLOWS, disclosures in NOTE 13: LOAN PAYABLE; NOTE 14: LONG TERM LIABILITIES - NOTES - 3 YEARS AND LESS; NOTE 15: LONG TERM LIABILITIES - NOTES - 3 YEARS AND LESS - RELATED PARTY; NOTE 17: COMMITMENTS and we have incorporated by reference to previously filed documents all exhibits required by Item 601 of Regulation S-K.. The updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

XUN ENERGY, INC.

INDEX

	PART I. – FINANCIAL INFORMATION	Page

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at August 31, 2012 and May 31, 2011	3

	Consolidated Statement of Operations for the Three and Three Months ended August 31, 2012 and August 31, 2011 and from Inception (December 20, 2007) to August 31, 2012	4

	Consolidated Statements of Stockholders Equity from Inception (December 20, 2007) to August 31, 2012	5

	Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2012 and August 31, 2011 and Cumulative since Inception to August 31, 2012	6

	Notes to Interim Consolidated Financial Statements as of August 31, 2012	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24

Item 4.	Controls and Procedures	24

	PART II. – OTHER INFORMATION

Item 1	Legal Proceedings.	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24

Item 3.	Defaults Upon Senior Securities.	24

Item 4.	Mine Safety Disclosures.	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

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

XUN ENERGY, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011
(Unaudited)
(Expressed in U.S. dollars)

	For the three months ended August 31, 2012	For the three months ended August 31, 2011	December 20, 2007 (Inception) To August 31, 2012
Revenue
Revenue - Operations	$-	$-	$4,637
Total Revenue	$-	$-	$4,637

Cost of Goods Sold	$-	$-	$1,653

Gross Profit	$-	$-	$2,984

Expenses
General and Administrative	$355,768	$101,053	$1,628,380
Loss before income taxes	$(355,768)	$(101,053)	$(1,625,396)

Other income (expense)	$(9,164)	$(2,153)	$(440,645)

Provision for Income Taxes	$-	$-	$-

Net (Loss)	$(364,932)	$(103,207)	$(2,066,041)

Basic and Diluted
(Loss) per Common Shares	a	a
a = Less than ($0.01) per share

Weighted Average
Number of Common Shares*1	341,356,151	312,536,462

*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Expressed in U.S. dollars)

	Common Stock Shares*1		Common Stock Amount		Additional Paid in Capital	Retained Earnings	Total Equity
Inception December 20, 2007	-		$-		$-	$-	$-
Common stock issued to Directors	400,000,000		$40,000		$(35,000)	$-	$5,000
For cash December 20, 2007
at 0.001 per share	-		-		-	-	-
Private placement closed on
March 31 at 0.04 per share	110,416,000		$11,042		$44,166	$-	$55,208
Net loss for the year		$		$		$(85)	$(85)
Balance, May 31, 2008	510,416,000		$51,042		$9,166	$(85)	$60,123
Net loss for the year		$		$		$(50,170)	$(50,170)
Balance, May 31, 2009	510,416,000		$51,042		$9,166	$(50,255)	$9,953
Net loss for the year		$		$		$(50,744)	$(50,744)
Balance, May 31, 2010	510,416,000		$51,042		$9,166	$(100,999)	$(40,791)
Common stock issued to Directors	37,500		$4		$3,296	$0	$3,300
For purchase of Accounts Receivable	1,259,000		$126		$62,824	$0	$62,950
For cash November 30, 2010	741,000		$74		$36,976	$0	$37,050
Common stock issued to Directors	37,500		$4		$5,946	$0	$5,950
Common stock issued to Consultant	10,000		$1		$1,099	$0	$1,100
Common stock retirement	(200,000,000)		$(20,000)		$(105,000)	$0	$(125,000)
Net loss for the period	0		$0		$0	$(614,592)	$(614,592)
Balance, May 31, 2011	312,501,000		$31,250		$14,308	$(715,592)	$(670,034)
Common stock issued to Directors	37,500		$4		$4,956	$0	$4,960
Common stock issued to Directors	30,000		$3		$805	$0	$808
Common stock issued to Directors	75,000		$8		$1,612	$0	$1,619
Common stock issued to Consultant	18,000,000		$1,800		$898,200	$0	$900,000
Net loss for the period						$(985,517)	(985,517)
Balance, May 31, 2012	330,643,500		$33,064		$919,881	$(1,701,109)	$(748,164)
Common stock issued to Directors	31,129		$3		$2,103	$0	$2,106
Common stock issued for Assets	11,700,000		$1,170		$583,830	$0	$585,000
Common Stock issued to Consultant	20,000,000		$2,000		$998,000	$0	$1,000,000
Net loss for the period						$(364,932)	(364,932)
Balance, August 31, 2012	362,374,629		$36,237		$2,503,814	$(2,066,041)	$474,011

*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011
(Unaudited)

(Expressed in U.S. dollars)

		For the Year end May 31, 2013		For the Year end May 31, 2012		December 20, 2007 (Inception) to May 31, 2013
Net Cash Provided by (Used in) Operating Activities
Net Income (Loss), Including Portion Attributable to Noncontrolling Interest		$(364,932)		$(103,207)		$(2,066,041)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities
Adjustments, Noncash Items, to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities
Share based - compensation		$2,106		$4,960		$19,843
Share based - financial services		$315,000		$0		$390,000
Non-cash - Inventory		$0		$0		$283
Corporate Overhead allocated to Fixed Assets		$(58,500)		$0		$(60,822)
Depletion		$0		$0		$835
Other Current Assets, net		$(801,726)		$0		$(1,209,743)
Interest Accrued		$9,492		$173		$10,302
Adjustments, Noncash Items, to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities		$(533,628)		$5,133		$(849,301)
Increase (Decrease) in Operating Capital
Increase (Decrease) in Operating Assets
Property, Plant and Equipment impairment		$0		$0		$18,840
Oil and Gas leases forfeitures		$0		$1,980		$5,583
Oil and Gas leases impairment		$0		$0		$399,743
Increase (Decrease) in Operating Assets		$0		$1,980		$424,166
Increase (Decrease) in Operating Liabilities	$		$		$
Accounts payable and accrued liabilities		$887,164		$90,076		$1,923,832
Increase (Decrease) in Operating Liabilities		$887,164		$90,076		$1,923,832
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities		$353,536		$97,190		$1,498,697
Net Cash Provided by (Used in) Operating Activities		$(11,396)		$(6,017)		$(567,344)
Net Cash Provided by (Used in) Investing Activities
Payments to Acquire Property, Plant, and Equipment		$0		$0		$(17,637)
Payments to Acquire Intangible Assets		$0		$0		$(5,773)
Payments to Acquire Other Productive Assets		$500		$0		$0
Net Cash Provided by (Used in) Investing Activities		$500		$0		$(23,409)
Net Cash Provided by (Used in) Financing Activities
Proceeds from issuance of common stock		$0		$0		$160,208
Repayments of Short-term Debt		$(10,500)		$(25,000)		$(127,142)
Proceeds from Short-term Debt		$30,060		$5,950		$566,351
Net Cash Provided by (Used in) Financing Activities		$19,560		$(19,050)		$599,417
Cash and Cash Equivalents, Period Increase (Decrease)		$8,664		$(25,068)		$8,664
Cash and Cash Equivalents, beginning of period		$0		$25,069		$0
Cash and Cash Equivalents, at end of period		$8,664		$1		$8,664

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

INTANGIBLE ASSETS - LEGAL AND CONTRACTUAL - OIL AND GAS RIGHTS

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

The detailed Schedule of Oil and Gas Rights are as follows:

Schedule of Oil and Gas Rights

Description	August 31, 2012	May 31, 2012
Oil and Gas Leases: Beginning of year	$0	$5,583
Acquisitions/Work in Progress	$643,500	$399,743
Subtotal	$643,500	$405,326
Forfeitures during the period	$0	$(5,583)
Impairments during the period	$0	$(399,743)
Oil and Gas Leases: Ending Balance	$643,500	$0

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

The detailed Schedule of Other Current Assets is as follows:

Schedule of Other Current Assets

Other Current Asset	August 31, 2012	May 31, 2012
Other Current Assets, Beginning Balance	$833,274	$0
Prepaid Legal	$(8,274)	$8,274
Prepaid Financial Services	$1,810,000	$900,000
Less: Amortization	(315,000)	(75,000)
Other Current Assets, Balance end of period	$2,320,000	$833,274

NOTE 4: OTHER ASSETS

The detailed Schedule of Other Assets is as follows:

Schedule of Other Assets

Description - Other Assets	August 31, 2012	May 31, 2012
Rights - Oil and Gas Leases	$643,500	$0
Trademarks	$20	$20
Incorporation Costs	$170	$170
Bonds	$0	$500
Total Other Assets	$643,690	$690

NOTE 5. ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of August 31, 2012.

NOTE 6. GOING CONCERN

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

NOTE 7.   RELATED PARTY TRANSACTIONS

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

NOTE 8.  INCOME TAXES

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

NOTE 9. NET OPERATING LOSSES

As of August 31, 2012, the Company has a net operating loss carry-forward of approximately $2,066,041, which will expire 20 years from the date the loss was incurred.

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

The Company issued 20 Million shares on August 31, 2012 for $1,000,000 pursuant to a twenty-four month agreement with Prodigy Asset Management, LLC.

The Company issued 11.7 Million shares on August 31, 2012 for $585,000 pursuant to a Purchase and Sales agreement with Vencedor Energy Partners for the acquisition of 30 oil and gas well locations in Venango County, Pennsylvania. asset purchase with stock.

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

NOTE 13: LOAN PAYABLE

The Company has loans in the amount of $281,160, is non-interest bearing, with COMTAX. The loans from COMTAX have been provided to the Company as working capital.

The Company issued a Promissory Note for $100,000 and is carrying a contingent liability of $30,000, with Altmann Revocable Living Trust, Rlt. (ALRT), totaling $130,000 due on or before December 31, 2012 with interest calculated at 8% per annum. The Company accrued $5,670 interest on the Promissory Note as of August 31, 2012.

The Company issued a Promissory Note for $25,000 to 3rd party on June 25, 2012 due on July 16, 2012. The Promissory Note was been renegotiated with a due date of October 31, 2012. Interest is calculated at 20% per annum plus late fees. The Company accrued $6,697 interest and penalties on the Promissory Note as of August 31, 2012.

NOTE 14: LONG TERM LIABILITIES – NOTES – 3 YEARS AND LESS

On March 28, 2011, the Company entered into Redemption Agreement with Peter Matousek, the Company’s president and director, which provides in part for the Company to redeem from Mr. Matousek a total of 140 million shares of the Company’s common stock at a price of $87,500 or $0.000625 per share. On May 31, 2011, Mr. Matousek assigned the Note Payable to Comtax Services, Inc. The Company accrued $689 interest on the Promissory Note as of August 31, 2012.

Also on March 28, 2011, the Company entered into similar redemption agreements with four other shareholders, which in total provide for the redemption of 60 million shares of the Company’s common stock. The purchase price for the 60 million totaled $37,500 or $0.000625 per share. On July 15, 2011, one of the four shareholders assigned their interests to Our President, CEO and Director, Mr. Jerry G. Mikolajczyk, refer to NOTE 15: LONG TERM LIABILITIES – NOTES – 3 YEARS AND LESS – RELATED PARTY. The Company accrued $221 interest on the three Promissory Notes (face value - $28,125) as of August 31, 2012.

The terms of the stock redemption, agreement is a non-callable 3-year note. The principal will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maturity Date”). Principal plus all accrued interest will be due on the Maturity Date.

NOTE 15: LONG TERM LIABILITIES – NOTES – 3 YEARS AND LESS – RELATED PARTY

Our President, CEO and Director, Mr. Jerry G. Mikolajczyk, acquired a Note Payable by the Company from one of the shareholders of the Company on July 15, 2011. The Note Payable is in the amount of $9,375. The principal, $9,375, will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maturity Date”). Principal plus all accrued interest will be due on the Maturity Date. The Company accrued $74 interest on the Promissory Note as of August 31, 2012.

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

NOTE 18: EXECUTIVE AND BOARD COMPENSATION

On September 1, 2011, the Company entered into Board Member Compensation Agreement with Kevin M. Grapes as a director of the Company for a term of one (1) year ending August 31, 2012. Mr. Grapes will receive 5,000shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses.

On September 1, 2011, the Company entered into Board Member Compensation Agreement with Jerry G. Mikolajczyk as a director of the Company for a term of one (1) year ending August 31, 2012. Mr. Mikolajczyk will receive 5,000shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses.

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

The Schedule of Board Compensation below represents the shares issued or approved to the Board with the 5-Day Average Share Closing Price:

Schedule of Board Compensation

Month	Board Shares Approved, Not Issued	Board Shares Issued	5 Day Average Share Closing Price	Cost Base
June	15,000	0	$0.0380	$570.00
July	15,000	0	$0.0440	$660.00
August	15,000	0	$0.0390	$585.00
Quarter Total	45,000	0	$.04033	$1,815.00

Year Total	45,000	0	$.04033	$1,815.00

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

The changes in our capital resources at August 31, 2012 compared with August 31, 2011 are:

	August 31, 2012	August 31, 2011	Increase (Decrease)	Percentage Change
Cash	$8,664	$1	$8,663	866,260.00%
Current Assets	$2,328,664	$284	$2,328,380	819,851.97%
Total Assets	$2,972,354	$23,347	$2,949,007	12,631.20%
Current Liabilities	$2,372,360	$666,334	$1,706,026	256.03%
Total Liabilities	$2,498,343	$791,628	$1,706,715	215.60%
Working Capital Deficit	$2,363,696	$666,333	$1,697,363	254.73%

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

Cash Flow Used in Operating activities:

	August 31, 2012	August 31, 2011	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$799,104	$(6,017)	$805,121	13,379.88%
Net cash provided by (used in) investing activities	$(810,000)	$-	$810,000	810,000.00%
Net cash provided by (used by) financing activities	$19,560	$(19,050)	$38,610	202.68%

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

XUN ENERGY, INC.

Date: September 9, 2013	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Executive Officer (principal executive officer)

Date: September 9, 2013	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Financial Officer (principal financial officer and principal accounting officer)