Form 10-K
period 2013-05-31
Xun Energy, Inc.
filed 2013-09-09
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

—————————————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: May 31, 2013
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of November 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $908,827 based on the price the Common Stock was last sold ($0.0052)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by A court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 9, 2013, there were 554,723,874 shares of our Common Stock issued and outstanding.

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

Abbreviations:

Abbreviation	Definition

“BBL”	Barrel, 42 US gallons
“BOPD”	Barrels of Oil Production per Day
“BOPM”	Barrels of Oil Per Month
“D&A”	Dry and Abandoned
“DG”	Domestic Gas
“GAS”	Gas Producer or natural gas
“HKO”	Highest known oil
“LKH”	Lowest known hydrocarbons
“LOC”	Location (new permit issued or insufficient data)
“MCF”	One Thousand Cubic Feet
“MCFGPD”	Thousand Cubic Feet Of Gas Per Day
“MCFPD”	One Thousand Cubic Feet of Gas Per Day
"MMbd"	One million Barrels Per Day
“MMBtu”	One million (1,000,000) British thermal units
“MMCFD”	One Million Cubic Feet of Gas Per Day
“NRI”	Net Revenue Interest or Net Royalty Interest
“NUX”	Nux Holdings of Kentucky, Inc.
“OIL”	Oil Producer or crude oil
“ORRI”	Overriding Royalty Interest
"PSA"	Purchase and Sales Agreement
"REF"	Reserve Equity Financing
"REFA"	Reserve Equity Financing Agreement
“SEC”	The United States Securities and Exchange Commission.
“TCF”	Trillion cubic feet
“TRM”	Terminated (permit expired or cancelled)
“WI”	Working Interest
“XNRG”	Xun Energy, Inc.
“XUN OIL-KY”	Xun Oil of Kentucky, Inc., part of Oil and Gas Division of Xun Energy, Inc.
“XUN OIL-FL”	Xun Oil Corporation, part of Oil and Gas Division of Xun Energy, Inc

Oil and Gas Glossary of Terms and Definitions

We are providing you with the following glossary of terms to assist you in your understanding of the oil and gas industry.

Term	Definition
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

DOWN HOLE PUMP OR BOTTOM HOLE PUMP	4 Any of the rod pumps, high-pressure liquid pumps, or centrifugal pumps located at or near the bottom of the well and used to lift the well fluids.

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

                                                    5

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

                                                             6

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

                                                             7

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

Item 1, Business

General

The Company is engaged primarily in the acquisition of producing or near producing oil and gas properties and the development of these oil and gas properties. The Company acquired oil and gas properties that allow it to drill and complete 30 oil and gas wells with an option to acquire an additional 15 oil and gas well locations for drilling and completion in Venango County, Pennsylvania. There is no assurance that we will be successful in raising the necessary funds to drill and complete one or more of the 30 oil and gas well locations; there are no assurances that if we are successful in raising the necessary funds to drill and complete one or more of the 30 oil and gas well locations that they will produce oil and gas. There are no assurances that should oil and gas will be produced from one or more of the 30 oil and gas well locations, that the Company will be profitable.

The Company plans to acquire additional producing or near producing oil and gas properties that will provide cash flow and an upside for future development. Such activities are concentrated in North America onshore, primarily in the United States.   We are currently scouting and evaluating properties in Texas, Oklahoma, Pennsylvania, Kansas and in Canada. There is no assurance that we will be successful in raising the necessary funds to acquire any of producing oil and gas properties.

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

9
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

On March 18, 2013, pursuant to a letter agreement, Amendment #3, between the Company and the Assignor, both the Company and the Assignor agreed to delete Section 4a (financing conditions) of the Oil and Gas Well Location Assignment dated August 31, 2012 between Xun Energy, Inc. and Vencedor Energy Partners.

On March 28, 2013, our Operator commenced site preparation on the Rice Lease, well numbers 3, 5, 6, 14 and 15.

By May 31, 2013, our Operator had completed the road entrance to the Rice lease and the drilling pad for Rice Lease well number 5.

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

United States Market

The United States relied on net imports (imports minus exports) for about 40% of the petroleum (crude oil and petroleum products) that the United States consumed in 2012. Just over half of these imports came from the Western Hemisphere. The United States dependence on foreign petroleum has declined since peaking in 2005.[1]

The United States consumed 18.6 million barrels per day (MMbd) of petroleum products during 2012, making the United States the world's largest petroleum consumer. The United States was third in crude oil production at 6.5 MMbd. Crude oil alone, however, does not constitute all U.S. petroleum supplies. Significant gains occur because crude oil expands in the refining process, liquid fuel is captured in the processing of natural gas, and the United States have other sources of liquid fuel, including biofuels. These additional supplies totaled 4.8 MMbd in 2012.[1]

The United States imported 11.0 MMbd of crude oil and refined petroleum products in 2012. The United States also exported 3.2 MMbd of crude oil and petroleum products, so the United States net imports (imports minus exports) equaled 7.4 MMbd.[1]

In 2012, the United States imported 2.1 MMbd of petroleum products such as gasoline, diesel fuel, heating oil, jet fuel, and other products while exporting 3.1 MMbd of products, making the United States a net exporter of petroleum products.[1]

Top sources of net crude oil and petroleum product imports[1]:

•

Canada (28%)[1]

•

Saudi Arabia (13%)[1]

•

Mexico (10%)[1]

•

Venezuela (9%)[1]

•

Russia (5%)[1]

[1] Source EIA, link (current August 24, 2013): http://www.eia.gov/energy_in_brief/article/foreign_oil_dependence.cfm

Crude oil imports from the top five foreign suppliers to the United States—which in 2012 were Canada, Saudi Arabia, Mexico, Venezuela, and Iraq, in that order—accounted for almost 72% of total U.S. net crude oil imports, the highest proportion since 1997. The import share of the top five suppliers increased by 8 percentage points over the past three years despite a decline in total U.S. import volumes as the United States reduced its total crude oil imports in response to higher domestic oil production.[2]

U.S. net crude oil imports from the five countries averaged almost 6.1 million barrels per day (bbl/d) in 2012, even as total U.S. crude oil imports fell to their lowest level since 1997. Crude oil from the five countries accounted for a bigger share of overall U.S. net crude oil imports in 2012 than in previous years, at almost 72%, according to EIA's Petroleum Supply Monthly report. That share is up from around 64% in 2009, when the economic recession resulted in declining U.S. crude oil demand, and the highest share since reaching almost 73% in 1997. During 2012, Iraq replaced Nigeria as the fifth-largest supplier of U.S. crude oil imports.[2]

Highlights from the major crude oil supplying countries to the United States in 2012 included:

• Canada - Crude oil imports by the United States averaged a record 2.4 million bbl/d, up 8% from their 2011 level.[2]

• Saudi Arabia - Crude oil imports averaged almost 1.4 million bbl/d, up 14% from their 2011 level, and were the highest since 2008.[2] 12

• Mexico - Crude oil imports of 972,000 bbl/d were down almost 12%, and fell below 1 million bbl/day for the first time since 1994, reflecting the steady decline in Mexico's crude oil production.[2]

•

Venezuela - Crude oil imports rose 4% to 906,000 bbl/d, the first increase since 2007. Venezuela's state oil company sent more crude to U.S. refineries, which exported more gasoline and other petroleum products back to Venezuela.[2]

•

Iraq. Crude oil imports of 474,000 bbl/d were up slightly more than 3% from 2011, moving Iraq ahead of Nigeria as the fifth-largest oil supplier to the United States for the first time since 1999. Iraq's crude oil production in the second half of last year topped 3 million bbl/d for first time since the end of the Gulf War in 1990.[2]

•

Nigeria. Crude oil imports of 405,000 bbl/d were down 42% from the year before and the lowest since 1985. Growing domestic production of light sweet crude oil of similar quality to Nigerian crude and lower demand for light sweet crude from United States East Coast refineries contributed to the decline.[2]

[2 ]Source: link (current August 24, 2013): http://www.eia.gov/todayinenergy/detail.cfm?id=10911

U.S. production of liquid fuels (mostly oil) will increase for the next 29 years by 108.11% of 2011 production levels by 2040 peaking by year 2020 with an annual production of 7.47 million barrels per day, an increase of 131.7% compared to 2011 domestic crude oil production, according to the Energy Information Administration (EIA), refer to table below:

Liquid Fuels Supply and Disposition, Reference Case[3]

Million Barrels Per Day	2011	2015	2020	2025	2030	2035	2040	Growth Rate (2011-2040)
Crude Oil
Domestic Crude Production	5.67	7.29	7.47	6.79	6.30	6.26	6.13	0.30%
Gross Imports	8.94	7.33	6.82	7.05	7.36	7.37	7.57	-0.60%
Other Crude Supply	0.26	0.00	0.00	0.00	0.00	0.00	0.00	- -
Total Crude Supply	14.81	14.62	14.29	13.84	13.66	13.63	13.70	-0.30%

Other Petroleum Supply	3.02	3.54	4.04	4.12	3.82	3.57	3.29	0.30%
Other Non-petroleum Supply	1.09	1.30	1.51	1.55	1.58	1.68	1.97	2.10%
Total Primary Supply	18.92	19.46	19.84	19.50	19.06	18.88	18.96	0.00%

				13
Percentages	2011	2015	2020	2025	2030	2035	2040	Growth Rate (2011-2040)
Crude Oil
Domestic Crude Production	30%	37%	38%	35%	33%	33%	32%	0.30%
Gross Imports	47%	38%	34%	36%	39%	39%	40%	-0.60%
Other Crude Supply	1%	0%	0%	0%	0%	0%	0%	- -
Total Crude Supply	78%	75%	72%	71%	72%	72%	72%	-0.30%

Other Petroleum Supply	16%	18%	20%	21%	20%	19%	17%	0.30%
Other Non-petroleum Supply	6%	7%	8%	8%	8%	9%	10%	2.10%
Total Primary Supply	100%	100%	100%	100%	100%	100%	100%	0.00%
[3] Source: EIA, AEO2013 link (current 08/24/2013): http://www.eia.gov/forecasts/aeo/source_oil.cfm

Projected crude oil production in the United States ranges from 6 to 8 million barrels per day (bbl/d) over the next 30 years in the Annual Energy Outlook 2013 (AEO2013) Reference case projection. However, under greater supply assumptions, crude oil production is sustained at a higher level of about 10 million bbl/d between 2020 and 2040 (see chart below).[4]

In this higher resource scenario, total U.S. liquid fuels production (which includes crude oil, natural gas liquids (NGL), refinery gains, biofuels, and other liquid fuels) increases to more than 18 million bbl/d in 2040, compared to 12 million bbl/d in the Reference case. That level of domestic production reduces net imports to 7% or less of total demand compared to 40% in 2012. Production projections inevitably reflect many uncertainties regarding the actual level of crude oil resources available, the difficulty or ease in extracting them, and the evolution of the technologies (and associated costs) used to recover them.[4]

The EIA developed a High Oil and Gas Resource case as part of the AEO2013 to examine the effects of higher domestic production on energy demand, imports, and prices. This alternative case presents a scenario in which U.S. crude oil production continues to expand after 2020, driven primarily by tight oil production. This increased production results from assumed greater technically recoverable tight oil resources, as well as undiscovered resources in Alaska and the offshore Lower 48 states. In addition, the maximum penetration rate for gas-to-liquids (GTL) is increased and kerogen (oil shale) is assumed to begin development. In the High Oil and Gas Resource case, NGL production increases from 2.2 million bbl/d in 2011 to 5.0 million bbl/d in 2040, compared to just under 3 million bb/d in 2040 in the Reference case. GTL output reaches about 0.6 million bbl/d, compared to about 0.2 million bbl/d in the Reference case (see chart below).[4]

Estimates of technically recoverable resources from the rapidly developing tight oil formations are particularly uncertain and change over time as new information is gained through drilling, production, and technology experimentation. Projections embody many assumptions that might not prove to be valid over the long term and over all tight and shale formations. In the High Oil and Gas Resource case, the tight oil resources are increased by changing the estimated ultimate recovery (EUR) per well and assuming closer well spacing.[4]

[4] Source: link (current August 24, 2013): http://www.eia.gov/todayinenergy/detail.cfm?id=11691

Facts and Figures About the U.S. Oil and Natural Gas Industry

9.8 million	Number of people directly and indirectly employed by the U.S. oil and natural gas industry in 2011.[5]
5.6% GDP	America’s oil and natural gas industry supports 5.6 percent of our nation’s GDP.[5]
$86 Million/day	Daily amount companies pay to the federal government in royalty payments, rents and bonus fees in 2010.[5]
$100 billion	Amount the U.S. oil and natural gas industry has paid to the federal government in rents, royalties and lease payments for production from 2000 to 2010.[5]
$176.7 billion	Amount the industry invested in new U.S. capital projects in 2011.[5]
$203.6 billion	Amount of wages paid to U.S. employees in 2011, plus benefits and payments to oil and natural gas leaseholders.[5]
$32 billion	Amount of dividends distributed to American shareholders in 2011.[5]

[5] Source: link (current August 24, 2013): http://energytomorrow.org

US Oil And Gas Industry Employment Growing Much Faster Than Total Private Sector Employment

From the start of 2007 through the end of 2012, total U.S. private sector employment increased by more than one million jobs, about 1%. Over the same period, the oil and natural gas industry increased by more than 162,000 jobs, a 40% increase.[6]

The Labor Department's Bureau of Labor Statistics (BLS) accounts for oil and natural gas industry employment in three categories: drilling, extraction, and support.[6]

•

Drilling involves any employment related to the spudding and drilling of wells, as well as reworking of wells, and accounted for more than 90,000 jobs by the end of 2012, an increase of 6,600 jobs since 2007.[6]

•

Extraction includes establishments primarily engaged in operating, developing, and producing oil and natural gas fields, including exploration and all production work up to the point of shipment from the producing property. Employment in the extraction category numbered more than 193,000 jobs by the end of 2012, 53,000 more jobs than in 2007.[6]

•

Support involves performing supporting activities for oil and natural gas operations, including exploration, excavation, well surveying, casing work, and well construction. Support is the largest oil and gas industry category, and employed more than 286,000 people by the end of 2012, up more than 102,000 jobs from 2007. (BLS considers support to be for the above activities, and does not include jobs created in other industries such as manufacturing, housing, retail, education, and food services.)[6]

About half of the workers employed in crude oil and natural gas production are in the support category of oil and natural gas industry employment, and employment in this category accounted for the bulk of the increases seen in oil and gas industry employment. Combined, the three industry categories equal just one-half of one percent of total U.S. private sector employment.[6]

Both the support and drilling industries were heavily affected by the recession, but these industries have recovered quickly, suffering only minor effects from the temporary moratorium on offshore drilling as a result of the Deepwater Horizon spill in 2010. Between January 2007 and December 2012, monthly crude oil production increased by 39%, and monthly natural gas production increased by 25% (see chart below). Employment in the oil and gas drilling, extraction, and support industries continues to contribute to overall private sector employment as the U.S. economy recovers from the 2007-09 recession. [6]

Beyond within-sector employment, oil and gas industry activity also directly supports output and employment in other domestic sectors, such as suppliers of pipe, drilling equipment, and other drilling materials. In addition, as with other forms of economic activity, there are indirect employment effects stemming from purchases made by industry and employees spending of their incomes. Because employee expenditures are closely tied to their incomes, higher paying jobs, such as those in the oil and gas sector, tend to have larger indirect effects on output and employment than lower paying ones. A recent TIE article reviews the experience of North Dakota, which has seen significant gains in real gross domestic product per capita, coinciding with the development of the Bakken shale play.[6]

[6] Source: link( current August 24, 2013): http://www.eia.gov/todayinenergy/detail.cfm?id=12451

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

Investment Company Act and Other Regulation

We may participate in a Business Combination by purchasing, trading, or selling the securities of such Target Business. We do not, however, intend to engage primarily in such activities. Specifically, we  intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated there under.

Employees

Other than our officers and directors, we have no employees. We outsource all of our business operations as follows:

Executive, Financial and Operations:

Mr. Jerry G. Mikolajczyk

Mr. Jerry G. Mikolajczyk was appointed President, CEO, CFO, and a director of the Company on May 31, 2011. Prior to the appointments, Mr. Mikolajczyk was a key consultant to the Company who identified the opportunities available to us in Kentucky, helped negotiate our contracts, and assisted the Company with its financial reporting including SEC filings and our financial statements from February 2010 to May 2011.

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
• J.M.E.L. International Inc.
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

Mr. Wayne St. Cyr

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

Mr. St. Cyr’s education includes an Associate degree in Business Administration and a Bachelor of Science degree in Marketing.

Mr. Peter Matousek

Mr. Peter Matousek was appointed our Vice President – Investor Relations on May 31, 2011. Mr. Matousek served as the Company’s President and CEO from February 2010 to May 2011 and as a director from February 2010 to August 2011 before his term expired. He was reappointed as a director on May 25, 2013.

Mr. Matousek has worked extensively with the public markets for companies throughout the United States and Canada in the financial and natural resource sector, including oil & gas and precious metal mining. He has represented numerous companies in the capacity of Investor & Public Relations. He speaks German, Czech, English and Russian.

Dr, William D. Spier

William D. Spier, Ph.D., was appointed as Treasurer on October 23, 2012. Dr. Spier is a Board Member of the Company and Chairman of the Company's Audit Committee. Dr. Spier has been an advisor in economics and business development to private equity funds in the U.S. and Europe for the past six years. Prior to that, he was a business growth consultant to major proprietary and public institutions of higher education with 5-1 year appointments.

Dr. Spier was Senior Vice President for Whitman Medical and Executive Director for Ultrasound Technical Services, a reporting issuer, for 13 years during which he was responsible for the founding and growth of the pioneering institute for medical ultrasound training which expanded to 15 major markets in the U.S. For two years, Dr. Spier was the registered principal for Diamond Turk & Company, a specialist firm on the American Stock Exchange.

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

Family Relationships

There are no family relationships, by blood, marriage or adoption, among or between any of our director, officer or beneficial owners of more than five percent of our outstanding shares of common stock.

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

Our website has a section named Xun Forum which allows shareholders to post questions which the Company will respond within 24 to 48 hours of the post. The Company will use the Xun Forum as a media to update our shareholders with events or activities of the Company that does not warrant a press release. The Company adopts the Xun Forum as media to announce key information in compliance with Regulation Fair Disclosure. The Company, at this time, does not use Twitter or Facebook to announce key information. The link to our Xun Forum is: http://forum.xunenergy.com/.

Information contained on or connected to our web site or the Xun Forum is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

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

[Balance of page intentionally left blank]

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

We are subject to exploration and production regulation

Our oil and gas operations are subject to various federal, state, provincial, tribal, and local laws and regulations. These laws and regulations relate to matters that include, but are not limited to:

• acquisition of seismic data;
• location of wells;
• drilling and casing of wells;
• hydraulic fracturing;
• well production;
• spill prevention plans;
• emissions and discharge permitting;
• use, transportation, storage and disposal of fluids and materials incidental to oil and gas operations; 21
• surface usage and the restoration of properties upon which wells have been drilled;
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

We have limited history as a company engaged in oil and gas development or exploration.

We have limited history of earnings or cash flow from oil and gas operations. If we are able to proceed to production, commercial viability will be affected by factors that are beyond our control such as the particular attributes of the deposit, the fluctuation in the prices of oil and gas,  the cost of construction and operating an oil or gas  well, prices, and refining facilities, the availability of economic sources for energy, government regulations including regulations relating to prices, royalties, restrictions on production, quotas on exploration,  as the costs of protection of the environment.

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

The market for oil and gas is volatile. This will have a direct impact on the Company’s revenues (if any) and profits (if any) and will probably have an adverse effect on our ongoing operations.

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

Our Reserve Equity Financing Agreement could dilute the current shareholders.

The Company is registering 79,081,633 shares pursuant to a reserve equity financing agreement by and between AGS Capital Group, LLC (“AGS”), and the Company, dated July 11, 2013 (the “Drawdown Agreement”) and (ii) 4,081,633 commitment shares of our common stock we paid to AGS as a fee for providing the credit facility, which has a total drawdown amount of fifteen million dollars ($15,000,000) (the “Commitment Amount”). Pursuant to the Drawdown Agreement, the Company has the right to sell to AGS, at its sole discretion, and AGS has the obligation to purchase through advances to the Company, the Company's common stock through draw-down notice requests (each, a “Notice”) issued by the Company. The number of shares of common stock that AGS shall purchase shall be determined by dividing the dollar amount requested, by the purchase price. No fractional shares will be issued.

It is anticipated that AGS will sell these shares of common stock from time to time in one or more transactions, in negotiated transactions or otherwise, at prevailing market prices or at prices otherwise negotiated. We will not receive any proceeds from the sale of shares by AGS. However, we will receive the sale price of any common stock that we sell to AGS under the Drawdown Agreement.

AGS is an “underwriter” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”) in connection with the resale of our common stock under the equity line of credit. AGS will pay us 90% of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately following our delivery of our Notice to AGS of our election to exercise our "put" right. The offering will terminate upon the earlier of (i) the first day of the month next following the 36-month anniversary of the date the registration statement, to which this prospectus is made a part, is declared effective by the SEC and (ii) the date on which AGS shall have made payment of advances in the aggregate amount of the Commitment Amount. Each issuance pursuant to a Notice shall dilute the current issued and outstanding shares which may decrease the value of the shares of common stock currently held by our shareholders.

Risks of Purchasing Shares:

Possible loss of entire investment.

The Offering is intended for investors who can accept the applicable risks. Prospective investors should not subscribe unless they can readily bear the consequences of the loss of their entire investment.

Exchange fluctuations.

Shares will be priced in US dollars, and persons investing by converting foreign currency will bear the risk of such conversion. The value of such investments may be affected favorably or unfavorably by fluctuations in exchange currencies. In addition, prospective investors whose assets and liabilities are primarily denominated in currencies other than US Dollars should take into account the potential risk of loss arising from fluctuations in the rate of exchange between the currency of the investment and such other currency.

Additional dilution as additional shares are issued which may decrease the market price of our common stock.

Additional offerings will likely have to be made in the future to raise capital to meet operating cash flow needs. Such offerings may include warrants for issuance of additional common stock, further diluting the number of shares of common stock outstanding from time to time. An increase in the number of our shares of common stock from these events or others may result in a decrease of the market price for our common stock and will dilute the ownership interest of current shareholders.

Shares eligible for future sale under Rule 144 may adversely affect the market for our securities.

From time to time, certain of our stockholders who hold restricted securities may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, subject to certain limitations. Although current stockholders may have no current intention or ability to sell their shares, any substantial sales by holders of our common stock in the future pursuant to Rule 144 may have a material adverse effect on the market price of our securities.

The price of our common stock is subjected to volatility.

The market for the Company’s common stock is highly volatile. The trading price of the Company’s common stock is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to their markets or relating to the Company could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of the Company’s stock prices may cause investment losses for their shareholders. If securities class action litigation is brought against the Company, such litigation could result in substantial costs while diverting management's attention and resources.

Disruptions in global financial markets and deteriorating global economic conditions could cause lower returns to investors.

Disruptions in global financial markets and deteriorating global economic conditions could adversely affect the value of the Company’s common stock. The current state of the economy and the implications of future potential weakening may negatively impact market fundamentals, resulting in lower revenues and values for the Company’s business opportunities and investments.

If securities or industry analysts do not publish research or reports about the Company’s business or if they issue an adverse or misleading opinion regarding the Company's stock, its price and trading volume could decline.

The trading market for the Company’s common stock will be influenced by the research and reports that industry or securities analysts publish about the Company or its business, if any.

Our shares will be deemed to be "penny stocks" as defined in the Securities Exchange Act of 1934, as amended, and, as a result, will be subject to various eligibility and disclosure requirements on broker-dealers engaged in the resale of these shares.

The shares offered in this prospectus will be "penny stocks" as that term is defined in the Securities Exchange Act of 1934, as amended, (the ‘Exchange Act”) to mean, among other definitions, equity securities with a price of less than $5.00 per share. Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or an accredited investor must make a special suitability determination regarding the purchaser and provide special disclosure documents to the purchaser. The imposition of these suitability standards and special disclosures could reduce an investor's ability to resale the shares at a time or price desired. See the section "Market for Common Equity and Related Stockholder Matters."

If we fail to remain Current on our reporting requirements, we could be removed from quotation by the OTCBB, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Companies quoted on the OTCBB must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCBB.  If we fail to remain current on our reporting requirements, we could be removed from the OTCBB.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Risks Related to the equity line of credit:

AGS will pay less than the then-prevailing market price of our common stock which could cause the price of our common stock to decline.

Our common stock to be issued under the Drawdown Agreement will be purchased at a ten percent (10%) discount or 90% of the average of the three (3) lowest closing bid prices during the ten (10) trading days immediately following our delivery of our Notice to AGS of our election to exercise our "put" right.

AGS has a financial incentive to sell our shares immediately upon receiving the shares to realize the profit between the discounted price and the market price.  If AGS sells our shares, the price of our common stock may decrease.  If our stock price decreases, AGS may have a further incentive to sell such shares. Accordingly, the discounted sales price in the Drawdown Agreement may cause the price of our common stock to decline.

We are registering an aggregate of 79,081,633shares of common stock to be issued under the equity line of credit. The sale of such shares could depress the market price of our common stock.

We are registering an aggregate of 79,081,633 shares of common stock under the registration statement of which this prospectus forms a part for issuance pursuant to the equity line of credit. The sale of these shares into the public market by AGS could depress the market price of our common stock.

We may not have access to the full amount under the equity line of credit.

For the five consecutive trading days prior to September 9, 2013, the lowest closing  trade price of our common stock was $0.0008.  There is no assurance that the market price of our common stock will increase substantially in the near future. The entire commitment under the equity line of credit is $15,000,000.  The aggregate number of shares of common stock necessary to raise the entire $15,000,000 at $0.0008 per share is 18.5 Billion. The number of common shares that remains issuable is lower than the number of common shares we need to issue in order to have access to the full amount under the equity line of credit.  Therefore, we may not have access to the remaining commitment under the equity line of credit unless the market price of our common stock to increase substantially. The Company may have to restructure the common stock through a common stock reverse split to meet its minimum price of $0.50 per share of common stock.

Our common stock price may decline by our draw on our equity line of credit.

Effective July 11, 2013, we entered into the Drawdown Agreement with AGS. Pursuant to the Drawdown Agreement, when we deem it necessary, we may raise capital through the private sale of our common stock to AGS at a price equal to 90% of the average of the three (3) lowest closing bid prices of our common stock during the ten (10) consecutive trading days immediately following the date our Notice is delivered.  Because the put price is lower than the prevailing market price of our common stock, to the extent that the put right is exercised, your ownership interest may be diluted.

There may not be sufficient trading volume in our common stock or price of our common stock to permit us to acquire adequate funds which may adversely affect our liquidity.

The Drawdown Agreement provides that the dollar value that we will be permitted to request from AGS in each Notice may be up to $250,000, provided that the number of shares sold pursuant to each Notice shall not exceed 200% of the average daily trading volume for the previous 10 trading days. If the average daily trading volume in our common stock is too low, it is possible that we may not be permitted to draw the full amount of proceeds of the drawdown request, which may not provide adequate funding for our planned operations and may materially decrease our liquidity.

We may draw on our equity line of credit to the extent that a change of control occurs.

The Company may continue to make drawdown requests while the AGS holds shares of common stock or sells shares to a specific party, thereby causing the AGS or such purchasing party to gain control of the Company. This could jeopardize the execution of the Company’s business plan and may disrupt operations.

Item 1B. Unresolved Staff Comments

Not applicable.

 Item 2. Properties.

Executive Offices:

Our executive offices are currently located at 12759 NE Whitaker Way, #C453, Portland, Oregon, 97230, an office leased by Peter Matousek, one of our executives. Mr. Matousek provides this office to the Company at a charge of $150.00 per month. This office space is currently sufficient for our needs and we expect it to be sufficient for the foreseeable future or until such time as we acquire a target company or have sufficient revenues to cover the costs of leasing or purchase office space.

Oil and Gas Leases

The Company owns 30 oil well locations on three oil and gas leases in Venango County, Pennsylvania as  of May 31, 2013.

The Company has no oil and gas leases as of May 31, 2012.

Item 3. Legal Proceedings

On May 10, 2011, the Company accepted an Offer to Purchase from Lea Kennedy d/b/a LuxemBarings (“Purchaser”) to purchase $10 million of the Company’s common stock based on the average of 5 consecutive trading day’s close prior to date of closing. The Offer to Purchase was scheduled to close on or before June 24, 2011. The Purchaser failed to complete the transaction, after mutually agreed extensions of the closing date. The Company has retained legal counsel to take legal action against the Purchaser for failing to complete the purchase transaction and for damages to the Company as a result of the failure to complete the transaction. The Company has recognized losses, at cost, in the financial statements for the period ended May 31, 2012 and legal costs for the fiscal year ending May 31, 2013.

On March 23, 2013 The United States District Court For The Southern District Of Illinois granted summary judgment on Xun Energy’s breach of contract claim against Lea Kennedy d/b/a/ LuxemBarings. The amount of damages remains an issue to be resolved in the case and the Company's "fraud in the inducement claim" alleged in its complaint remains pending.

Subsequent to May 31, 2013, on July, 8, 2013, the Company was awarded a judgment dismissing, without prejudice, the legal action between Xun Energy, Inc., as Plaintiff and Lea Kennedy, an individual, d/b/a LUXEMBARINGS, as Defendant. The Company filed for a voluntary dismissal without prejudice on the legal action, refer to NOTE 23: SUBSEQUENT EVENTS of the Notes to the Financial Statements.

Item 4. Submission of Matters to a Vote of the Security Holders.

None

[Balance of page intentionally left blank]

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

	Year ended May 31, 2013		Year ended May 31, 2012
	HIGH	LOW	HIGH	LOW
First Quarter	$0.0800	$0.0250	$0.140	$0.011
Second Quarter	$0.0440	$0.0035	$0.015	$0.002
Third Quarter	$0.0240	$0.0040	$0.120	$0.020
Fourth Quarter	$0.0180	$0.0059	$0.080	$0.010

*The price of the common stock has been adjusted to reflect an 80:1forward split of our common stock in August 2010.

B.

Holders

As of May 31, 2013, the Company had 63 active shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

The Company authorized and approved an aggregate of 136,129 shares for the period ended May 31, 2012 with an average price of $0.0333 per share to the Board pursuant to a Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Kevin M. Grapes, Mr. Peter Matousek and Dr. William D. Spier. The Company issued 105,000 of the 136,129 shares to the Board as of May 31, 2012.  The balance,  31,129 shares, cost of $2,106 for the period March 1, 2012 to May 31, 2012,  were issued to the Board on June 25, 2012.

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

The Company authorized and approved an aggregate of 45,000 shares for the period ended November  30, 2012 with an average price of $0.01228 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier.

The Company authorized and approved an aggregate of 45,000 shares for the period ended February 28, 2013 with an average price of $0.01093 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier.

On May 30, 2013, the Board of Directors renewed the Board Member Compensation Agreement with Dr. William D. Spier as a director of the Company for a term of one (1) year ending May 31, 2014. Mr. Spier will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

On May 30, 2013, the Board of Directors renewed the Board Member Compensation Agreement with Mr. Peter Matousek as a director of the Company for a term of one (1) year ending May 31, 2014. Mr. Matousek will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

On May 31, 2013, the Company entered into a Management and Financial Service Agreement with Dr. William D. Spier as Treasurer of the Company for a 12-month period commencing June 1, 2013 and ending May 31, 2014 whereby Dr. Spier will be paid $90,000 in cash payments. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

The Company authorized and approved an aggregate of 45,000 shares for the quarter ending May 31, 2013 with an average price of $0.01033 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier.

The Schedule of Board Compensation below represents the shares issued or approved to the Board with the 5-Day Average Share Closing Price for each month during the fiscal year ending May 31, 2013:

Schedule of Board Compensation

Month	Board Shares Approved, Not Issued	Board Shares Issued	5 Day Average Share Closing Price	Amount
June	0	15,000	$0.03800	$570.00
July	0	15,000	$0.04400	$660.00
August	0	15,000	$0.03900	$585.00
Quarter Total	0	45,000	$0.04033	$1,815.00
September	0	15,000	$0.02320	$348.00
October	0	15,000	$0.00770	$115.60
November	0	15,000	$0.00590	$89.10
Quarter Total	0	45,000	$0.01228	$552.70
December	0	15,000	$0.00774	$116.10
January	0	15,000	$0.00982	$147.30
February	0	15,000	$0.01522	$228.30
Quarter Total	0	45,000	$0.01093	$491.70
March	0	15,000	$0.01392	$208.80
April	0	15,000	$0.01028	$154.20
May	0	15,000	$0.00680	$102.00
Quarter Total	0	45,000	$0.01033	$465.00
Year Total	0	180,000	$0.01846	$3,323.50

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

The Company issued 423,728 shares on April 17, 2013 for $2,500 pursuant to a Convertible Promissory Note dated October 19, 2012.

The Company issued 45,000 shares for the period ended February 28, 2013 with an average price of $0.0109267 per share on April 30, 2013 for Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier.

The Company issued 4,081,633 shares on April 30, 2013 for $40,000 pursuant to a reserve equity financing agreement dated May 7, 2013.

The Company issued 2,061,855 shares on April 30, 2013 for $10,000 pursuant to a Convertible Promissory Note dated October 19, 2012.

The Company issued 2,857,143 shares on May 2, 2013 for $12,000 pursuant to a Convertible Promissory Note dated October 26, 2012.

The Company issued 2,222,222 shares on May 8, 2013 for $10,000 pursuant to a Convertible Promissory Note dated October 19, 2012.

The Company issued 3,658,537 shares on May 9, 2013 for $15,000 pursuant to a Convertible Promissory Note dated October 26, 2012.

The Company issued 1,700,000 shares on May 10, 2013 for $6,800 pursuant to a Convertible Promissory Note dated October 26, 2012.

The Company issued 4,811,707 shares on May 13, 2013 for $19,728 pursuant to a Convertible Promissory Note dated October 19, 2012.

The Company issued 45,000 shares for the period ended May 31, 2013 with an average price of $0.010333 per share on May 31, 2013 for Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier.

The issuance of the common stock was exempt from registration under Section 4(2) of the Securities Act.

G.

Stock Redemption

None

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

Our acquisition of the 30 oil and gas well locations, with the option for an additional 15 oil and gas well locations, in Venango County, Pennsylvania on August 31, 2012 will require $7,500,000 to complete the drilling and completions program. We have not completed our financing to be able to pay for the 30 oil and gas well drilling and completions program. We have an agreement with AGS Capital Group, LLC for a $15 Million Reserve Equity Financing (REF) which requires the Company to register 75 Million shares with the SEC. There is no guarantee that the Company will be successful in registering the 75 Million shares with the SEC or any guarantee that the Company will be successful in drawing down on the REF.

We have also applied for a $5 Million Small Business Administration (SBA) loan for the 30 oil and gas well program in Venango County, Pennsylvania. There is no guarantee that the Company will be approved for an SBA Loan or close on a SBA loan.

Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities subject to the Company obtaining the necessary funding for the offset drilling or development programs.

Our inability to generate revenue for the 12 month period ending May 31, 2013 is due primarily to difficulties in our ability to raise sufficient funds necessary to close on the financing to commence drilling and completions on the 30 oil and gas well locations in Venango County, Pennsylvania during the fiscal year. There are no assurances that the Company will be successful in raising sufficient funds to accomplish our goals and objectives.

Results of Operations for Fiscal Year Ended May 31, 2013 as compared to May 31, 2012.

Revenues

We generated no revenue for the fiscal period ending May 31, 2013 and for the period ending May 31, 2012. Our operations to date have been financed by the sale of our common stock and third party loans.  Operating expenses increased for the year ended May 31, 2013 which totalled $1,620,461 as compared to $557,330 for the year ended May 31, 2012. Our largest single operating expense to date has been professional fees totalling $1,577,002 for the year ended May 31, 2013 as compared to $540,033 for the year ended May 31, 2012. Most of these expenses have been incurred in connection with our attempts to establish field operations and in connection with ongoing corporate activities. General and Administrative expenses, including professional fees, totalled $1,620,461 and $557,330 respectively.

We incurred a net loss of $1,752,791 for the period ending May 31, 2013 compared to the net loss of $985,517, which includes a one-time impairment charge of $399,743, for the period ending May 31, 2012.

Until we obtain additional funding to complete our oil and gas well development program, we do not anticipate generating additional revenues, and any revenues that we generate may not be sufficient to cover our operating expenses.  In which case we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

Assets and Liabilities

Our primary financial resource is our base of our unproven oil and gas leases. Our ability to fund our capital expenditure program is dependent upon the availability of capital resource financing. In the next fiscal year, we plan on spending approximately $7,500,000 in new capital investments for a 30 well offset drilling program including exercising our option for an additional 15 oil and gas wells. However our actual expenditures may vary significantly from this estimate if our plans for to obtain financing changes during the year. Factors such as changes in operating margins due to changes in the price of oil and gas and the availability of capital resources could increase or decrease our ultimate level of expenditures during the next fiscal year.

The changes in our capital resources at May 31, 2013 compared with May 31, 2012 are:

	May 31, 2013	May 31, 2012	Increase (Decrease)	Percentage Change

Cash	$23,400	$-	$23,400	23400.00%
Current Assets	$1,004,400	$833,274	$171,126	20.54%
Total Assets	$2,482,970	$833,964	$1,649,006	197.73%
Current Liabilities	$3,021,901	$1,456,318	$1,565,584	107.50%
Total Liabilities	$3,021,901	$1,582,128	$1,439,774	91.00%
Working Capital Deficit	$2,017,502	$623,044	$1,394,458	223.81%

Our working capital deficit increased by $1,394,458, from ($623,044) as of May 31, 2012 to ($2,017,502) as of May 31, 2013. This increase in the deficit was due to the amount of resources that was expended to source financing for the drilling and completions of our 30 oil and gas leases in Venango County, PA, and complete all the necessary SEC filings.

Over the last year, we better positioned our Company to better meet our corporate goals and objectives with the sourcing of the $15 Million REF, which have allowed us to move forward with our goals and objectives of being an oil and gas producing company. Our business is capital intensive. Our ability to grow is dependent upon favorably obtaining outside debt and capital and generating cash flows from operating activities necessary to fund our investment activities. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on successful development activities and our ability to seek and secure capital from external sources, should we be unable to achieve sustainable profitability this could cause any equity investment in the Company to become worthless.

Major sources of funds in the past for us have included the debt or equity markets. We will have to rely on these capital markets to fund future operations and growth. Our business model is focused on the development of our properties. Our ability to generate future revenues and operating cash flow will depend on successful completion of our planned programs and the acquisition of oil and gas producing properties, which may very likely require us to continue to raise equity or debt capital from outside sources.

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	May 31, 2013	May 31, 2012	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$175,841	$(360,147)	$535,988	148.82%
Net cash provided by (used in) investing activities	$(835,000)	$(70)	$(834,930)	1,192,757%
Net cash provided by (used by) financing activities	$682,559	$335,149	$347,410	103.66%

Cash Flow Used in Operating activities:

Cash flow from operating activities is derived from the limited production of our oil and changes in the balances of  payables, or other non-oil property asset account balances. For the year ended May 31, 2013, we had a positive cash flow from operating activities of $175,841, in comparison to a cash flow of ($360,147) for the year ended May 31, 2012. The increase of $535,988 was the result of an increase in our payables balance. Variations in cash flow from operating activities may affect our level of development expenditures. Our expenditures consist primarily of our General and Administrative (G&A) expenses, which consist of consulting and professional services, employee compensation, legal, accounting, travel and other G&A expenses, which we have incurred in order to address necessary organizational activities.

Cash Flow from Investing Activities:

Cash flow from investing activities is derived from the acquisitions of our oil and gas property, plant and equipment and Other Assets. Cash used in investing activities for the year ended May 31, 2013 was ($835,000), an increase of $834,930 from the ($70) for the year ended May 31, 2012.

Cash Flow from Financing activities:

Cash flow from financing activities is derived from long-term liability account balances or in equity, account balances excluding retained earnings. Cash flow provided by financing activities was $682,559 for the year ended May 31, 2013. This is in comparison to $335,149 provided by financing activities for the year ended May 31, 2012. The increase of $347,410 in funds was borrowed for the acquisition of oil and gas leases and for our G&A expenses. We anticipate it will be necessary to rely on additional funding from the debt financing and from capital markets in the current fiscal year.

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

Plan of Operation For Fiscal Year 2013

We will attempt to continue to source equity or debt financing, or Joint Venture partners for our operating costs and for our oil and gas well drilling programs or attempt to identify a profitable acquisition candidate. Our REF agreement with AGS Capital Group, LLC for $15 Million requires the Company to register 75 Million shares of our stock with the SEC. This will take time to become effective. There is no guarantee that the Company will be successful in registering the 75 Million shares with the SEC. We have had discussions with several companies and individuals for funding and/or Joint Ventures. However, we have not come to terms with any company or individual as of May 31, 2013. We will attempt to finance our operating expenses with additional debt or through equity financing.

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

N/A

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

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Xun Energy, Inc.

We have audited the accompanying balance sheets of Xun Energy, Inc. and subsidiaries (a Nevada corporation in the development stage) as of May 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2013 and 2012, and from inception (December 20, 2007) through May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xun Energy, Inc. and subsidiaries as of May 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended May 31, 2013 and 2012, and from inception (December 20, 2007) through May 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of May 31, 2013, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

September 2, 2012

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
As of MAY 31, 2013 and MAY 31, 2012
(Expressed in U.S. dollars)

ASSETS	2013	2012
Current Assets:
Cash	$23,400	$-
Other Current Assets	$981,000	$833,274
Total Current Assets	$1,004,400	$833,274
Fixed Assets:
Property, Plant and Equipment	942,250	-
Total Property, Plant and Equipment	$942,250	$-
Other Assets:
Intangible Assets - Legal and Contractual
Rights - Oil and Gas Leases	$536,250	$-
Trademarks	$-	$20
Incorporation Costs	$70	$170
Total Legal and Contractual	$536,320	$190
Total Intangible Assets	$536,320	$190
Other Long Term Assets
Bonds	$-	$500
Total Other Long Terms Assets	$-	$500
Total Other Assets	$536,320	$690
Total Assets	$2,482,970	$833,964

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,083,338	$1,036,669
Loans payable	$544,746	$419,649
Convertible Promissory Notes, net of discount	$393,818	$-
Total Current Liabilities	$3,021,901	$1,456,318
Long Term Liabilities:
Notes - 3 Years and Less	$-	$116,374
Notes - 3 Years and Less Related Party	$-	$9,436
Total Long Term Liabilities	$-	$125,810
Total Liabilities	$3,021,901	$1,582,128

Stockholders' Equity (Deficit):
Preferred Stock, par value $0.0001, 50,000,000 shares authorized,
none issued and outstanding	$-	$-
Common Stock, par value $0.0001, 5,000,000,000 shares authorized,
385,460,240 and 330,643,500 shares issued and outstanding, respectively	$38,546	$33,064
Paid in Capital	$2,876,422	$919,881
Accumulated Deficit	$(3,453,899)	$(1,701,109)
Total Stockholders' Equity (Deficit)	$(538,932)	$(748,164)
Total Liabilities and Stockholders' Equity (Deficit)	$2,482,970	$833,964

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED MAY 31, 2013 AND May 31, 2012
AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007)
(Expressed in U.S. dollars)

	For the year ended May 31, 2013	For the year ended May 31, 2012	December 20, 2007 (Inception) To May 31, 2013
Revenue
Revenue - Operations	$-	$-	$4,637
Total Revenue	$-	$-	$4,637

Cost of Goods Sold	$-	$-	$1,653

Gross Profit	$-	$-	$2,984

Expenses
General and Administrative	$1,620,461	$557,330	$2,893,073
Loss before income taxes	$(1,620,461)	$(557,330)	$(2,890,089)

Other income (expense)	$(132,330)	$(428,187)	$(563,810)

Provision for Income Taxes	$-	$-	$-

Net (Loss)	$(1,752,791)	$(985,517)	$(3,453,899)

Basic and Diluted
(Loss) per Common Shares	A	a

Weighted Average
Number of Common Shares*1	354,002,196	313,943,234

a = Less than ($0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION (DECEMBER 20, 2007) THROUGH MAY 31, 2013
(Expressed in U.S. dollars)

	Common Stock Shares*1		Common Stock Amount		Additional Paid in Capital		Retained Earnings	Total Equity
Inception December 20, 2007	-		$-		$-		$-	$-
Common stock issued to Directors	400,000,000		$40,000		$(35,000)		$-	$5,000
Common stock issued - Private Placement	110,416,000		$11,042		$44,166		$-	$55,208
Net loss for the year		$		$			$(85)	$(85)
Balance, May 31, 2008	510,416,000		$51,042		$9,166		$(85)	$60,123
Net loss for the year		$		$			$(50,170)	$(50,170)
Balance, May 31, 2009	510,416,000		$51,042		$9,166		$(50,255)	$9,953
Net loss for the year		$		$			$(50,744)	$(50,744)
Balance, May 31, 2010	510,416,000		$51,042		$9,166		$(100,999)	$(40,791)
Common stock issued to Directors	75,000		$8		$9,243		$-	$9,250.00
Common stock issued - Asset Purchase	1,259,000		$126		$62,824		$-	$62,950.00
Common stock issued	741,000		$74		$36,976		$-	$37,050.00
Common stock issued to Consultant	10,000		$1		$1,099		$-	$1,100.00
Common stock retirement	(200,000,000)		$(20,000)		$(105,000)		$-	$(125,000.00)
Net loss for the period	0		$0		$0		$(614,592)	$(614,592.43)
Balance, May 31, 2011	312,501,000		$31,250		$14,308		$(715,592)	$(670,034)
Common stock issued to Directors	142,500		$14		$7,373		$-	$7,387.00
Common stock issued to Consultant	18,000,000		$1,800		$898,200		$-	$900,000.00
Net loss for the period							$(985,517)	$(985,517)
Balance, May 31, 2012	330,643,500		$33,064		$919,881		$(1,701,109)	$(748,164)
Common stock issued to Directors	211,129		$21		$5,409		$-	$5,430
Common stock issued for Assets	11,700,000		$1,170		$583,830		$-	$585,000
Common Stock issued to Consultants	40,281,633		$4,028		$1,845,972		$-	$1,850,000
Common stock issued to Lenders for Interest	1,165,839		$117		$11,369		$-	$11,486
Common Stock issued to reduce CPN's	19,458,139		$1,946		$28,675		$-	$30,621
Common Stock Cancelled - Note 3	(18,000,000)		$(1,800)		$(898,200)		$-	$(900,000)
Discount on CPN's		$			$379,486	$		$379,486
Net loss for the period		$		$			$(1,752,791)	$(1,752,791)
Balance, May 31, 2013	385,460,240		$38,546		$2,876,422		$(3,453,899)	$(538,932)

*1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MAY 31, 2013 AND MAY 31, 2012 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007)

(Expressed in U.S. dollars)

		For the Year end May 31, 2013	For the Year end May 31, 2012	December 20, 2007 (Inception) to May 31, 2013
Net Cash Provided by (Used in) Operating Activities
Net Income (Loss), Including Portion Attributable to Noncontrolling Interest		$(1,752,791)	$(985,517)	$(3,453,899)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities
Adjustments, Noncash Items, to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities
Share based - compensation		$5,430	$7,387	$23,167
Share based - interest		$11,486	$0	$11,486
Share based - financial services		$950,000	$75,000	$1,025,000
Non-cash amortization - debt discount		$116,950	$0	$116,950
Non-cash - Inventory		$0	$283	$283
Gain on debt extinquishment		$(30,000)	$0	$(30,000)
Corporate Overhead allocated to Fixed Assets		$(58,500)	$0	$(60,822)
Depletion		$0	$0	$835
Other Current Assets, net		$(147,726)	$(408,017)	$(555,743)
Interest Accrued		$33,703	$689	$34,513
Adjustments, Noncash Items, to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities		$881,343	$(324,658)	$565,669
Increase (Decrease) in Operating Capital
Increase (Decrease) in Operating Assets
Property, Plant and Equipment impairment		$0	$18,840	$18,840
Oil and Gas leases forfeitures		$0	$5,583	$5,583
Oil and Gas leases impairment		$0	$399,743	$399,743
Other Asset Impairment		$120	$0	$120
Reclamation Bonds returned		$500	$0	$500
Increase (Decrease) in Operating Assets		$620	$424,166	$424,786
Increase (Decrease) in Operating Liabilities	$	$	$
Accounts payable and accrued liabilities		$1,046,669	$525,861	$2,083,337
Increase (Decrease) in Operating Liabilities		$1,046,669	$525,861	$2,083,337
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities		$1,928,631	$625,370	$3,073,793
Net Cash Provided by (Used in) Operating Activities		$175,841	$(360,147)	$(380,107)
Net Cash Provided by (Used in) Investing Activities
Payments to Acquire Property, Plant, and Equipment		$(835,000)	$0	$(852,637)
Payments to Acquire Intangible Assets		$0	$(70)	$(5,773)
Payments to Acquire Other Productive Assets		$0	$0	$(500)
Net Cash Provided by (Used in) Investing Activities		$(835,000)	$(70)	$(858,909)
Net Cash Provided by (Used in) Financing Activities
Proceeds from issuance of common stock		$0	$0	$160,208
Repayments of Short-term Debt		$(10,500)	$(35,642)	$(127,142)
Proceeds from Short-term Debt		$693,059	$370,791	$1,229,350
Net Cash Provided by (Used in) Financing Activities		$682,559	$335,149	$1,262,416
Cash and Cash Equivalents, Period Increase (Decrease)		$23,400	$(25,069)	$23,400
Cash and Cash Equivalents, beginning of period		$0	$25,069	$0
Cash and Cash Equivalents, at end of period		$23,400	$0	$23,400

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MAY 31, 2013 AND MAY 31, 2012 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007) SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

(Expressed in U.S. dollars)

	For the Year end May 31, 2013	For the Year end May 31, 2012	December 20, 2007 (Inception) to May 31, 2013
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for income taxes	$0	$0	$0
Cash paid for interest	$0	$0	$222

NON-CASH FINANCING AND INVESTING ACTIVITIES:			0
Inventory - non cash capitalization	$0	$(283)	$0
Convertible Promissory Note - non-cash capitalization	$51,879	$0	$51,879
Prepaid Expenses - non-cash capitalization	$950,000	$900,000	$1,850,000
Purchase of Intangible Assets - non-cash capitalization	$585,000	$0	$585,000
Debt Discount - non cash capitalization	$327,607	$0	$327,607
Common Stock issued for repayment of loans	$82,500	$0	$82,500

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

NOTE 1: ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

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

On August 31, 2012, the Company acquired 30 oil and gas well locations in Venango County, Pennsylvania with an option to acquire an additional 15 oil and gas locations. Work commenced on the first 5 oil well locations on the Rice lease in Venango, County, Pennsylvania, USA in March  2013 and as of May 31, 2013 the roads and drill pads were under constructed.

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

EARNINGS PER SHARE

Basic earnings per share amounts are computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of antidilutive items in the Company.

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

The Schedule of  Plant, Property and Equipment details are as follows:

Schedule of Plant, Property and Equipment

Description		May 31, 2013		May 31, 2012
Plant - Oil Wells: Beginning of year		$-		$-
Work in Progress-Intangible		$694,035		$-
Work in Progress-Tangible		$140,965	$
Rights (leases)		$107,250	$
Subtotal		$942,250		$-
Depletion	$		$
Depreciation		$-		$-
Net Plant - Oil Wells: End of year		$942,250		$-

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

The Schedule of Oil and Gas Rights are as follows:

Schedule of Oil and Gas Rights

Description	May 31, 2013	May 31, 2012
Oil and Gas Leases: Beginning of year	$-	$5,583
Acquisitions/Work in Progress	$643,500	$399,743
Subtotal	$643,500	$405,326
Capitalized as Fixed Assets	(107,250)
Forfeitures during the period	$-	$(5,583)
Impairments during the period	$-	$(399,743)
Oil and Gas Leases: End of year	$536,250	$-

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

INCOME TAX POLICY

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

NOTE 3: OTHER CURRENT ASSETS

The Other Current Assets account consists of inventory and prepaid expenses. During the fiscal year, the Company entered into two financial advisory contracts to provide consulting services in connection with the Company’s business affairs and assist the Company in raising capital. One consulting contract is with Vaquero Private Capital, Inc. (VPC) is for $810,000 for a 12 month period effective June 1, 2012. As consideration for the services to be provided by VPC, the Company paid VPC 16.2 Million shares of the Company on execution of the agreement. The Company charged $810,000 as a prepaid financial services expense and is amortizing the prepaid expense over 12 months. Refer to additional information on this agreement in Note 21: TERMINATION OF FINANCIAL SERVICES AGREEMENT.

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

For the fiscal year ending May 31, 2012, the Company entered into a Investment Banking and Advisory (IBA) agreement with Charles Morgan Securities, Inc. (CMS). As one of the considerations for the services to be provided by CMS, the Company paid CMS 18 Million shares of the Company on execution of the agreement. The Company charged $900,000 as a prepaid financial services expense and is amortizing the prepaid expense over 24 months. On September 20, 2012, the Company and CMS mutually agreed to terminate the IBA agreement between the Company and CMS.  The Company and CMS agreed that the IBA agreement and all rights, obligations, interest, claims and causes of action pursuant thereto shall automatically be canceled, terminated, released and extinguished. As a condition of the Termination Agreement, the Company is obligated to pay $4,000 for legal fees incurred by CMS. The Company issued 18 million common stock (Shares) to CMS of which 7.5 million Shares were released to CMS. These shares are being held as collateral until the Company's pays the $4,000 of legal fees incurred per The Termination Agreement.

On March 18, 2013, the Company entered into an Investor Relations and Marketing Agreement (IRMA) for $351,000 with a third party payable in cash. The IRMA requires the fees to be pre-paid prior to services rendered. The Company has been invoiced for the pre-payment and recorded the invoice in our accounts payable and recorded the expense as a prepaid charge. The Company may terminate the IRMA without penalties or damages.

The Schedule of Other Current Assets are as follows:

Schedule of Other Current Assets

Other Current Asset	May 31, 2013	May 31, 2012
Other Current Assets, Beginning Balance	$833,274	$-
Prepaid Legal	$(3,274)	$8,274
Prepaid Financial Services	$1,336,000	$900,000
Less: Amortization	(1,185,000)	(75,000)
Other Current Assets, Balance end of period	$981,000	$833,274

NOTE 4: OTHER ASSETS

The Schedule of Other Assets are as follows:

Schedule of Other Assets

Description - Other Assets	May 31, 2013	May 31, 2012
Rights - Oil and Gas Leases	$536,250	$-
Trademarks	$-	$20
Incorporation Costs	$70	$170
Bonds	$-	$500
Total Other Assets	$536,320	$690

NOTE 5: ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of May 31, 2013.

NOTE 6: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 20, 2007) to May 31, 2013. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts. There is no guarantee that the Company will be successful generating profits from its oil and gas operations. There is no guarantee that the Company will be able to drawdown on the $15 Million Reserve Equity Financing Agreement with AGS Capital Group, LLC.

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

The Company issued an aggregate of 142,500 shares for the period ending May 31, 2012 with an average price of $0.0518 per share to the Executive and Board pursuant to a Management and Financial Service Agreement with Mr. Peter Matousek and a Board Member Compensation Agreement with Mr. Peter Matousek, Mr. Donald Lynch, Mr. Kevin M. Grapes, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier, refer to NOTE 17: EXECUTIVE AND BOARD COMPENSATION for additional detail.

The Company authorized and approved 45,000 shares for the period ended August 31, 2012 with an average price of $0.04033 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier, refer to NOTE 17: EXECUTIVE AND BOARD COMPENSATION for additional detail. The 45,000 shares were issued to the Board on October 26, 2012.

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

On May 1, 2013, President, CEO and Director, Jerry G. Mikolajczyk, loaned to the Company $20,000 to be applied against the purchase of Series B Preferred Shares. The loan is unsecured and non-interest bearing.

NOTE 8:  INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During each fiscal year from 2008 thru 2013, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset of approximately $1,208,865 (assuming a 35% effective tax rate) generated by the loss carry-forward has been fully reserved as of May 31, 2013.

The Company files income tax returns in the United States, the states of Kentucky, Florida and Pennsylvania.

The Company did not identify any material uncertain tax positions on tax returns filed, nor did the company recognize any interest or penalties for unrecognized tax benefits.

NOTE 9:  NET OPERATING LOSSES

As of May 31, 2013, the Company has a net consolidated operating loss carry-forward of approximately $3,453,900, which will expire 20 years from the date the loss was incurred.

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

On July 20, 2010, the Company filed a Certificate of Amendment to the Company’s certificate of incorporation with the Nevada Secretary of State, which increased the Company’s authorization to issue 5,000,000,000 shares of $0.0001 par value common stock, refer to NOTE 15: CORPORATE ACTIONS.

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

The consideration for one (1) Series A Preferred Share is set at $0.50.

On April 29, 2013, the Board of Directors of the Company approved  the authorization of seven hundred fifty thousand (750,000) Preferred Shares, designated as Series B Preferred Shares (Series B Shares), with a value of fifty cents ($0.50) per Series B Preferred Share, each with the following rights:

1.

May be converted by the holder into Company common stock. The conversion ratio is such that if the full 750,000 Series B Shares are issued, convert into Company common shares representing 70% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder).

2.

If the full 750,000 Series B Shares are not issued, the issued Series B Shares divided by 750,000 multiplied by 70% will represent the percentage of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). For example: 500,000 Series B Shares issued  will result in the holder having 46.67% (500,000/750,000 X 70% = 46.67%) of the fully diluted outstanding common shares.

3.

The holder of Series B Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series B Shares are convertible on the record date for the shareholder action.

4.

In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series B Shares will receive the dividend that would be payable if the Series B Shares were converted into Company common shares prior to the dividend.

5.

In the event of a liquidation of the Company, the holders of Series B Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series B Shares had been converted into common shares.

The Series B Preferred Shares would be offered by the discretion of the President to existing shareholders holding more than 10% of the issued and outstanding shares of the Company or to directors of the Company. The subscribers for the Series B Shares will agree to execute a Series B Shares Unanimous Shareholders Agreement which will include right of first refusal to buy or sell the Series B Shares between the Series B Share holders or directors of the Company.

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

The Company authorized and approved an aggregate of 136,129 shares for the period ended May 31, 2012 with an average price of $0.0333 per share to the Executive and Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Donald Lynch, Mr. Jerry G. Mikolajczyk, Mr. Kevin M. Grapes and Dr. William D. Spier, refer to NOTE 17: EXECUTIVE AND BOARD COMPENSATION for additional detail. The Company issued 105,000 of the 136,129 shares to the Board as of May 31, 2012.  The balance,  31,129 shares, cost of $2,106 for the period March 1, 2012 to May 31, 2012, were issued to the Board on June 25, 2012.

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

The Company authorized and approved 45,000 shares for the period ended August 31, 2012 with an average price of $0.04033 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier, refer to NOTE 17: EXECUTIVE AND BOARD COMPENSATION for additional detail. The 45,000 shares were issued to the Board on October 26, 2012.

The Company issued 1,162,790 shares on November 12, 2012 for $5,000 pursuant to a Convertible Promissory Note dated October 19, 2012.

The Company authorized and approved 45,000 shares for the period ended November 30, 2012 with an average price of $0.012167 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier, refer to NOTE 17: EXECUTIVE AND BOARD COMPENSATION for additional detail. The 45,000 shares were issued to the Board on December 18, 2012.

The Company issued 54,322  shares on December 18, 2012 for $1,880 for interest and penalties to a 3rd party lender.

The Company issued 423,728 shares on April 17, 2013 for $2,500 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012.

The Company issued 45,000 shares on April 30, 2013 for the period ended February 28, 2013 with an average price of $0.0109267 per share for Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier.

The Company issued 4,081,633 shares on April 30, 2013 for $40,000 as incentive to enter into a reserve equity financing agreement dated May 7, 2013.

The Company issued 2,061,855 shares on April 30, 2013 for $10,000 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012.

The Company issued 2,857,143 shares on May 2, 2013 for $12,000 pursuant to the conversion of a Convertible Promissory Note dated October 26, 2012.

The Company issued 2,222,222 shares on May 8, 2013 for $10,000 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012.

The Company issued 3,658,537 shares on May 9, 2013 for $15,000  pursuant to the conversion of a Convertible Promissory Note dated October 26, 2012.

The Company issued 1,700,000 shares on May 10, 2013 for $6,800 including $1,300 for interest pursuant to the conversion of a Convertible Promissory Note dated October 26, 2012.

The Company issued 4,811,707 shares on May 13, 2013 for $19,728 including $2,228 for interest pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012.

The Company issued 45,000 shares on May 31, 2013  for the period ended May 31, 2013 with an average price of $0.010333 per share for Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier.

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

On May 31, 2011, Mr. Jerry G. Mikolajczyk, our President, CEO and Director, acquired 180,000,000 common shares of the company from Mr. Peter Matousek, former President, CEO and Director of the Company. The common share acquisition by Mr. Mikolajczyk gave him control of 57.6% of the issued and outstanding shares of the Company. Subsequent to May 31, 2011, Mr. Mikolajczyk has acquired additional shares directly and indirectly in the Company. As of Mr. Mikolajczyk’s last Form 4 filed with the SEC on December 21, 2012, Mr. Mikolajczyk is beneficial owner of 188,534,421 (48.92%) of the issued and outstanding shares of the Company.

NOTE 13: LOANS PAYABLE

SHORT TERM LOANS

The Company has loans in the amount of $398,249, non-interest bearing and unsecured, with our President, CEO and Director, Jerry G. Mikolajczyk d/b/a Lighthouse Investments.

The Company has a loan in the amount of $20,000, is non-interest bearing and unsecured, with our President, CEO and Director, Jerry G. Mikolajczyk.

Our President, CEO and Director, Jerry G. Mikolajczyk, acquired 100% interest in Womack Holdings, Inc. on July 15, 2011. Womack Holdings, Inc. holds a unsecured Note Payable by the Company. The Note Payable is in the amount of $9,375. The principal, $9,375, will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maturity Date”). Principal plus all accrued interest will be due on the Maturity Date.

On March 28, 2011, the Company entered into Redemption Agreement with Peter Matousek, the Company’s president and director, which provides in part for the Company to redeem from Mr. Matousek a total of 140 million shares of the Company’s common stock at a price of $87,500 or $0.000625 per share. On May 31, 2011, Mr. Matousek assigned the unsecured Note Payable to Comtax Services, Inc. The terms of the stock redemption, agreement is a non-callable 3-year note. The principal will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maturity Date”). Principal plus all accrued interest will be due on the Maturity Date.

On March 28, 2011, the Company entered into redemption agreements with four shareholders, which in total provided for the redemption of 60 million shares of the Company’s common stock. The purchase price for the 60 million totaled $37,500 or $0.000625 per share. The terms of the stock redemption, agreement is a non-callable 3-year note. The principal will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maturity Date”). Principal plus all accrued interest will be due on the Maturity Date.

CONVERTIBLE PROMISSORY NOTES (CPN)

CPN#3 - The Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#3) on December 6, 2012 due on September 10, 2013 for $37,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 55% of the Market Price. "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#3. The Company may prepay CPN#3 at any time for the period beginning on the date of the CPN#3 and ending on the date which is ninety (90) days following the date of the CPN#3, the CPN#3 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#3 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#3 and ending on the date which is one hundred twenty (120) days following the date of CPN#3, the Company may prepay the CPN#3 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#3 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#3 and ending on one hundred eighty (180) days following the date of this CPN#3, the Company may prepay the CPN#3 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#3 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#3, the Company shall have no right of prepayment. On January 9, 2013, CPN#3 was amended to have a floor price of $0.00005. As of May 31, 2013, the Company accrued interest of $690.

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

On April 30, 2013, Comtax Services, Inc. assigned $75,000 of the principal of CPN#4 reducing the Company's obligations for CPN#4 to $156,160. As of May 31, 2013, the Company accrued interest of $16,262.

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

As of May 31, 2013, the Company accrued interest of $3,092.

CPN#6 - On February 14, 2012, the Company issued a Promissory Note for $100,000 and is carrying a contingent liability of $30,000, with Altmann Revocable Living Trust, Rlt. (ALRT), totaling $130,000 which became due December 31, 2012 with interest calculated at 8% per annum. The Company amended the $100,000 Promissory Note plus accrued interest of $7,036 to an unsecured one year 8% Convertible Promissory Note (CPN#6) effective January 1, 2013 due on January 1, 2014 for $100,000 with accrued interest of $7,036. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at the Conversion Price which shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company's securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price is 80% of the Market Price. "Market Price" means the average of the Closing Prices (as defined below) for the Common Stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Company via facsimile (the "Conversion Date"). "Closing Price" means, for any security as of any date, the closing price on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded). The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company may prepay CPN#6 in advance in full or in part at any time and from time to time without premium or penalty. "Fixed Conversion Price" shall mean $0.0001. As of May 31, 2013, the Company accrued interest of $10,345.

CPN#7 - On June 25, 2012, the Company issued an unsecured Promissory Note for $25,000 to a 3rd party due on July 16, 2012 with a default penalty of $2,500, default interest at 20% per annum plus late fees. The Promissory Note was renegotiated with a due date of December 31, 2012. The Company paid the 3rd party $7,958.04 in interest, default fees and late fees for the period June 25, 2012 and December 31, 2012. The Company amended the $25,000 Promissory Note plus default penalty of  $2,500 to an unsecured one year 20% Convertible Promissory Note (CPN#7) effective January 1, 2013 due on August 1, 2013. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at the Conversion Price which shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company's securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price is 80% of the Market Price. "Market Price" means the average of the Closing Prices (as defined below) for the Common Stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Company via facsimile (the "Conversion Date"). "Closing Price" means, for any security as of any date, the closing price on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded). The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company may prepay CPN#7 in advance in full or in part at any time and from time to time without premium or penalty. "Fixed Conversion Price" shall mean $0.0001. As of May 31, 2013, the Company accrued interest of $2,275.

CPN#8 - On April 30, 2013, the Company issued an amended unsecured one year 8% Convertible Promissory Note (CPN#8) for $75,000 previously issued on October 19, 2012, assigned from CPN#4, due on October 19, 2013. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder. The Conversion Price (the “Conversion Price”) shall be the greater of: (i) the Variable Conversion Price (as defined herein) and (ii) the Fixed Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).

The “Variable Conversion Price” shall mean % multiplied by the Market Price (as defined herein) (representing a discount rate of 50%). “Market Price” means the average of the lowest three (3) Closing Prices (as defined below) for the Common Stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Company via facsimile (the “Conversion Date”).  “Closing Price” means, for any security as of any date, the closing price on the Over-the-Counter Bulletin Board (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Company and Holder, or, if the OTCBB is not the principal trading market for such security, the closing price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing price of such security is available in any of the foregoing manners, the average of the closing prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc.  If the Closing Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Company and the holders of a majority in interest of the Notes being converted for which the calculation of the Closing Price is required in order to determine the Conversion Price of such Notes.  “Trading Day” shall mean any day on which the Common Stock is traded for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The “Fixed Conversion Price” shall mean $0.0001. The Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of the Note to prepay the outstanding Note (principal and accrued interest), in full, of an amount in cash (the “Prepayment Amount”) equal to 150%, multiplied by the sum of: (a) the then outstanding principal amount of CPN#8  plus (b) accrued and unpaid interest on the unpaid principal amount of CPN#8 to the Prepayment Date plus (c) Default Interest, if any, on the amounts referred to in clauses (a) and (b). As of May 31, 2013, the Company accrued interest of $510.

CPN#9 - The Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#9) on May 2, 2013 due on February 6, 2014 for $32,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price (as defined herein) and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#9. The Company may prepay CPN#9 at any time for the period beginning on the date of the CPN#9 and ending on the date which is ninety (90) days following the date of the CPN#9, the CPN#9 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#9 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#9 and ending on the date which is one hundred twenty (120) days following the date of CPN#9, the Company may prepay the CPN#9 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#9 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#9 and ending on one hundred eighty (180) days following the date of this CPN#9, the Company may prepay the CPN#9 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#9 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#9, the Company shall have no right of prepayment. The floor price of $0.00005. As of May 31, 2013, the Company accrued interest of $207.

CPN#10 - The Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#10) on May 13, 2013 due on February 17, 2014 for $42,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder. The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#10. The Company may prepay CPN#10 at any time for the period beginning on the date of the CPN#10 and ending on the date which is ninety (90) days following the date of the CPN#10, the CPN#10 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#10 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#10 and ending on the date which is one hundred twenty (120) days following the date of CPN#10, the Company may prepay the CPN#10 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#10 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#10 and ending on one hundred eighty (180) days following the date of this CPN#10, the Company may prepay the CPN#10 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#10 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#10, the Company shall have no right of prepayment. The floor price of $0.00005. As of May 31, 2013, the Company accrued interest of $168.

CPN#11 - The Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#11) on May 29, 2013 due on March 1, 2014 for $37,750. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) shall equal the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).  The "Variable Conversion Price" shall mean 57.5% multiplied by the Market Price (as defined herein) (representing a discount rate of 42.5%).  “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  “Trading Price” means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board (the “OTCBB”), OTCQB or applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by the Holder or, if the OTCBB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc.  In the case that the Company’s Common Stock is not deliverable by DWAC, an additional 5% discount will apply.  In the case that the Company’s Common Stock is “chilled” for deposit into the DTC system and only eligible for clearing deposit, an additional 7.5% discount shall apply.  If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Company and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes.  “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being traded.  “Fixed Conversion Price” shall mean $0.00005. The Company may prepay the amounts outstanding hereunder pursuant to the following terms and conditions:  (I) at any time during the period beginning on the Issue Date and ending on the date which is thirty (30) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 125%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of  CPN#11 plus (y) Default Interest; (II) at any time during the period beginning the day which is thirty one (31) days following the Issue Date and ending on the date which is sixty (60) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 130%, multiplied by the sum of: (w) the then outstanding principal amount of  CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#11 plus (y) Default Interest; (III) at any time during the period beginning the day which is sixty one (61) days following the Issue Date and ending on the date which is ninety(90) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 135%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of  CPN#11 plus (y) Default Interest; (IV) at any time during the period beginning the day which is ninety one (91) days following the Issue Date and ending on the date which is one hundred twenty (120) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 140%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#11 plus (y) Default Interest; (V) at any time during the period beginning the day which is one hundred twenty one (121) days following the Issue Date and ending on the date which is one hundred fifty (150) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 145%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#11 plus (y) Default Interest; (VI) at any time during the period beginning the day which is one hundred fifty one (151) days following the Issue Date and ending on the date which is one hundred eighty (180) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 150%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#11 plus (y) Default Interest; (VII) after the expiration of one hundred eighty (180) following the date of CPN#11, the Company shall have no right of prepayment. As of May 31, 2013, the Company accrued interest of $17.

ASC DISCLOSURE

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total debt discounts of $379,486, and $-0- for the variable conversion feature of the convertible debts incurred during the fiscal year ended May 31, 2013 and year ended May 31, 2012, respectively. The discount will be amortized to debt discount over the term of the debentures using the effective interest method. The Company recorded $116,950 and $-0- of debt discount expense pursuant to the amortization of the convertible promissory note discounts during the fiscal year ended May 31, 2013 and May 31, 2012, respectively. The Company recorded $33,564 and $-0- of accrued interest payable for convertible promissory notes the during the fiscal year ended May 31, 2013 and May 31, 2012, respectively.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and shares to be issued are not embedded derivative features, and these are included in Loan Payable on the balance sheet.

NOTE 14: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.

As of May 31,2012 and 2011,the carrying value of accounts payable and loans approximated fair value due to the short-term nature and maturity of these instruments.

NOTE 15: CORPORATE ACTIONS

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

NOTE 16: COMMITMENTS

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

The Company entered into a Management and Financial Service Agreement with Dr. William D. Spier for a 7.25-month period commencing October 23 and ending May 31, 2013 whereby Dr. Spier was paid $29,032 in cash payments. The agreement was renewed for an additional 12 months at $7,500 per month ending May 31, 2014. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

NOTE 17: EXECUTIVE AND BOARD COMPENSATION

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

The Company authorized and approved an aggregate of 136,129 shares for the period ended May 31, 2012 with an average price of $0.0333 per share to the Board pursuant to a Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Kevin M. Grapes, Mr. Peter Matousek and Dr. William D. Spier. The Company issued 105,000 of the 136,129 shares to the Board as of May 31, 2012.  The balance,  31,129 shares, cost of $2,106 for the period March 1, 2012 to May 31, 2012,  were issued to the Board on June 25, 2012.

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

The Company authorized and approved an aggregate of 45,000 shares for the period ended November  30, 2012 with an average price of $0.01228 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier.

The Company authorized and approved an aggregate of 45,000 shares for the period ended February 28, 2013 with an average price of $0.01093 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier.

On May 30, 2013, the Board of Directors renewed the Board Member Compensation Agreement with Dr. William D. Spier as a director of the Company for a term of one (1) year ending May 31, 2014. Mr. Spier will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

On May 30, 2013, the Board of Directors renewed the Board Member Compensation Agreement with Mr. Peter Matousek as a director of the Company for a term of one (1) year ending May 31, 2014. Mr. Matousek will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

On May 31, 2013, the Company entered into a Management and Financial Service Agreement with Dr. William D. Spier as Treasurer of the Company for a 12-month period commencing June 1, 2013 and ending May 31, 2014 whereby Dr. Spier will be paid $90,000 in cash payments. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

The Company authorized and approved an aggregate of 45,000 shares for the period ended May 31, 2013 with an average price of $0.01033 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier.

The Schedule of Board Compensation below represents the shares issued or approved to the Board with the 5-Day Average Share Closing Price for each month during the fiscal year ending May 31, 2013:

Schedule of Board Compensation

Month	Board Shares Approved, Not Issued	Board Shares Issued	5 Day Average Share Closing Price	Amount
June	0	15,000	$0.03800	$570.00
July	0	15,000	$0.04400	$660.00
August	0	15,000	$0.03900	$585.00
Quarter Total	0	45,000	$0.04033	$1,815.00
September	0	15,000	$0.02320	$348.00
October	0	15,000	$0.00770	$115.60
November	0	15,000	$0.00590	$89.10
Quarter Total	0	45,000	$0.01228	$552.70
December	0	15,000	$0.00774	$116.10
January	0	15,000	$0.00982	$147.30
February	0	15,000	$0.01522	$228.30
Quarter Total	0	45,000	$0.01093	$491.70
March	0	15,000	$0.01392	$208.80
April	0	15,000	$0.01028	$154.20
May	0	15,000	$0.00680	$102.00
Quarter Total	0	45,000	$0.01033	$465.00
Year Total	0	180,000	$0.01846	$3,323.50

NOTE 18: COMMON SHARES PURCHASE LITIGATION

On May 10, 2011, the Company accepted an Offer to Purchase from Lea Kennedy d/b/a LuxemBarings (“Purchaser”) to purchase $10 million of the Company’s common stock based on the average of 5 consecutive trading day’s close prior to date of closing. The Offer to Purchase was scheduled to close on or before June 24, 2011. The Purchaser failed to complete the transaction, after mutually agreed extensions of the closing date. The Company has retained legal counsel to take legal action against the Purchaser for failing to complete the purchase transaction and for damages to the Company as a result of the failure to complete the transaction. The Company has recognized losses, at cost, in the financial statements for the period ended May 31, 2012 and legal costs for the fiscal year ending May 31, 2013.

On March 23, 2013 The United States District Court For The Southern District Of Illinois granted summary judgment on Xun Energy’s breach of contract claim against Lea Kennedy d/b/a/ LuxemBarings. The amount of damages remains an issue to be resolved in the case and the Company's "fraud in the inducement claim" alleged in its complaint remains pending.

Subsequent to May 31, 2013, on July, 8, 2013,  the Company was awarded a judgment dismissing, without prejudice, the legal action between Xun Energy, Inc., as Plaintiff and Lea Kennedy, an individual, d/b/a LUXEMBARINGS, as Defendant. The Company filed for a voluntary dismissal without prejudice on the legal action, refer to NOTE 23: SUBSEQUENT EVENTS.

NOTE 19: EXECUTIVE AND BOARD CHANGES

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

NOTE 20:  VENANGO 30 WELL LOCATION

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

On March 30, 2013, the Company's operator, Vencedor Energy Partners, began site work on the Rice lease.

THE COMPANY WILL NEED TO RAISE ADDITIONAL FUNDS TO DRILL THE OIL AND GAS WELLS AND THERE IS NO GUARANTEE THAT THE COMPANY WILL BE SUCCESSFUL IN RAISING THE FUNDS NECESSARY TO COMPLETE 1 OR ANY OF THE 30 OFFSET OIL AND GAS WELLS.

NOTE 21: TERMINATION OF FINANCIAL CONSULTING SERVICES AGREEMENT

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

NOTE 22: FINANCING AGREEMENTS

On May 7, 2013, Xun Energy, Inc., (the “Company”) entered into a reserve equity financing agreement (the “Financing Agreement”) with AGS Capital Group, LLC, (“AGS”). Pursuant to the Financing Agreement, the Company has the right, but not the obligation, to issue $15,000,000 of the Company’s common stock to AGS over the course of 3 years. The Company has full control and discretion over the timing and amount of any shares that they sell to AGS when the Market Price, as defined in the Financing Agreement, is $0.50 or higher per share. For each advance, the Company may issue an amount of stock up to $250,000. Such advance will not exceed more than 200% of the average daily trading volume for the previous 10 trading days. The purchase price of the shares shall be set at ninety percent (90%) of the average of the three (3) lowest closing bid prices of the stock during the ten (10) consecutive weekday trading days (the “Pricing Period”) immediately after the date on which the Company provides an advance notice. The Company, at its option, may select a safety net price for any specified advance which the Company will not sell shares to AGS under that advance when the Purchase Price (Market Price less 10% discount) falls below such safety net price during the Pricing Period. The Company issued 4,081,633 shares of common stock as a commitment fee deposit towards the commitment fee of $40,000 to be deducted from the first advance.

On May 7, 2013, the Company entered into a registration rights agreement with AGS (the “RRA,” and along with the Financing Agreement, the “Agreements”).  According to the RRA, the Company must file a registration statement on Form S-1, registering the shares of common stock which may be issued to AGS pursuant to the Financing Agreement within thirty (30) days of the date of the RRA.

Prior to the date of the Agreements, AGS had no material interaction, other than the negotiation of the Agreements, with the Company.

On May 29, 2013, the Company filed a Registration Statement, Form S-1,  registering  the shares of common stock of the Company as follows:

1.

75,000,000 shares of the Company's common stock (the “Put Shares”) that the Company will put to AGS pursuant to Financing Agreement between AGS and the Company, dated May 7, 2013, and

2.

4,081,633 commitment shares of the Company's common stock the Company paid to AGS as a fee for providing the facility.

In the event of stock splits, stock dividends, or similar transactions involving the common stock, the number of common shares registered shall, unless otherwise expressly provided, automatically be deemed to cover the additional securities to be offered or issued pursuant to Rule 416 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). In the event that adjustment provisions of the Drawdown Agreement require the registrant to issue more shares than are being registered in this registration statement, for reasons other than those stated in Rule 416 of the Securities Act of 1933, as amended, the Company will file a new registration statement to register those additional shares.

NOTE 23: SUBSEQUENT EVENTS

On June 5, 2013, the Company issued an unsecured Convertible Promissory Note (CPN#12) for $250,000 plus accrued and unpaid interest and other fees with a $25,000 original issue discount (the “OID”). The Note Holder paid $25,000 consideration on closing of CPN#12 (CPN#12A). The Note Holder may pay additional consideration to the Company in such amounts and at such dates as Note Holder may choose in its sole discretion. The Maturity Date is one year from the effective date of each payment (the “Maturity Date”) and is the date upon which the Principal Sum of the Note, as well as any unpaid interest and other fees, shall be due and payable. The Conversion Price is the lesser of $0.006 or 60% of the average of the two lowest trade prices in the 25 trading days previous to the conversion, but no lower than $0.00005 (in the case that conversion shares are not deliverable by DWAC an additional 10% discount will apply; and if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit an additional 5%

discount shall apply; in the case of both an additional cumulative 15% discount shall apply). Unless otherwise agreed in writing by both parties, at no time will the Note Holder convert any amount of the Note into common stock that would result in the Note Holder owning more than 4.99% of the common stock outstanding. The Company may repay the CPN at any time on or before 90 days from the effective date, after which the Company may not make further payments on the CPN prior to the Maturity Date without written approval from Note Holder. If the Company repays the CPN on or before 90 days from the effective date, the Interest Rate shall be zero percent (0%). If the Company does not repay the CPN on or before 90 days from the effective date, a one-time Interest charge of 12% shall be applied to the Principal Sum. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by Borrower. CPN#12 is structured to be advanced to the Company at the discretion of the Note Holder. The Company has drawn down $25,000 of the $225,000 allowable and is obligated to $2,778 of the OID ($25,000/$225,000 x $25,000 (OID)).

On June 25, 2013, the Company incorporated a wholly owned subsidiary, Xun Oil of Pennsylvania Corporation, in the Commonwealth of Pennsylvania, USA.

On July 1, 2013, the Company requested the withdrawal of the Registration Statement, Form S-1 (Registration No. 333-188906)  because the related reserve equity financing agreement with AGS contained provisions that result in the selling stockholder not being irrevocably bound to purchase the shares that the Company elects to sell under the agreement. No securities were sold pursuant to the Registration Statement.

On July 2, 2013, the Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#13) due on April 8, 2014 for $32,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#13. The Company may prepay CPN#13 at any time for the period beginning on the date of the CPN#13 and ending on the date which is ninety (90) days following the date of the CPN#13, the CPN#13 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#13 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#13 and ending on the date which is one hundred twenty (120) days following the date of CPN#13, the Company may prepay the CPN#13 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#13 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#13 and ending on one hundred eighty (180) days following the date of this CPN#13, the Company may prepay the CPN#13 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#13 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#13, the Company shall have no right of prepayment. The floor price of $0.00005.

On July, 8, 2013,  the Company was awarded a judgment dismissing, without prejudice, the legal action between Xun Energy, Inc., as Plaintiff and Lea Kennedy, an individual, d/b/a LUXEMBARINGS, as Defendant. The Company filed for a voluntary dismissal without prejudice on the legal action.

On July 11, 2013, the Company entered into a amended and restated reserve equity financing agreement (the “Financing Agreement”) with AGS Capital Group, LLC, (“AGS”). Pursuant to the Financing Agreement, the Company has the right, but not the obligation, to issue $15,000,000 of the Company’s common stock to AGS over the course of 3 years. The Company has full control and discretion over the timing and amount of any shares that they sell to AGS when the Market Price, as defined in the Financing Agreement, is $0.50 or higher per share. For each advance, the Company may issue an amount of stock up to $250,000. Such advance will not exceed more than 200% of the average daily trading volume for the previous 10 trading days. The purchase price of the shares shall be set at ninety percent (90%) of the average of the three (3) lowest closing bid prices of the stock during the ten (10) consecutive weekday trading days (the “Pricing Period”) immediately after the date on which the Company provides an advance notice. The Company, at its option, may select a safety net price for any specified advance which the Company will not sell shares to AGS under that advance when the Purchase Price (Market Price less 10% discount) falls below such safety net price during the Pricing Period. The Company issued 4,081,633 shares of common stock as a commitment fee deposit towards the commitment fee of $40,000 to be deducted from the first advance. Prior to the date of the Agreement, AGS had no material interaction with the Company, other than the negotiation of the Agreement and the negotiation and execution of the original reserve equity financing agreement and registration rights agreement.

On July 11, 2013, the Company also entered into a registration rights agreement with AGS (the “RRA,” and along with the Financing Agreement, the “Agreements”).  According to the RRA, the Company must file a registration statement on Form S-1, registering the shares of common stock which may be issued to AGS pursuant to the Financing Agreement within thirty (30) days of the date of the RRA. Prior to the date of the Agreement, AGS had no material interaction with the Company, other than the negotiation of the Agreement and the negotiation and execution of the original reserve equity financing agreement and registration rights agreement.

On August 1, 2013, the Company issued an unsecured 7 month 8% Convertible Promissory Note (CPN#14) due on March 1, 2014 for $15,000 for value of services rendered. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder. The note holder may convert all or a portion of the principal amount of CPN#14 into shares of Common Stock at a Conversion Price for each share of Common Stock equal to the higher of (a) $0.0001 subject to adjustment for any future stock splits, reverse stock split, stock dividend, etc., or (b) the Current Market Price multiplied by sixty percent (60%) (the "Conversion Price"). "Current Market Price" means the average of the three lowest closing bid price for the Common Stock as reported by Bloomberg, LP or, if not so reported, as reported on the over-the-counter market, for the five (5) trading days ending on the trading day immediately before the relevant Conversion Date. The Company may prepay CPN#14 without any penalty.

On August 26, 2013, the Company's operator, Vencedor Energy Partners (VEP), completed the drilling, casing and cementing of our first oil well of the 30 well drilling program. Rice oil well number 15 was drilled to the Target Depth of 1,050' on the Rice lease, in Venango County, PA. Samples were taken during the drilling program for analysis. Petroleum odors were emitted at the 720', 745', and 915' levels of the wellbore, indicating oil presence at these depths.  The review of the drill cuttings (samples) from the Rice #15 supported the need for a wire line log to be conducted on the well. VEP's geologist confirmed that the samples taken on August 26, 2013 revealed a well formed zone in the Venango 2 and also potential lenses in the Venango 1 and Red Valley sequence. Oil saturation is estimated at 30-35% for the Venango sequence with a strong show in the Red Valley sequence. The log will provide enough details to determine other key factors in determining whether or not the oil well should be put into production.

On August 29, 2013, the Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#15) due on June 3, 2014 for $32,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#15. The Company may prepay CPN#15 at any time for the period beginning on the date of the CPN#15 and ending on the date which is ninety (90) days following the date of the CPN#15, the CPN#15 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#15 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#15 and ending on the date which is one hundred twenty (120) days following the date of CPN#15, the Company may prepay the CPN#15 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#15 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#15 and ending on one hundred eighty (180) days following the date of this CPN#15, the Company may prepay the CPN#15 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#15 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#15, the Company shall have no right of prepayment. The floor price of $0.00005.

On August 31, 2013, the Board of Directors renewed the Board Member Compensation Agreement with Mr. Jerry G. Mikolajczyk as a director of the Company for a term of one (1) year ending August 31, 2014. Mr. Mikolajczyk will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

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

Item 9A.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer  have reviewed the effectiveness of our disclosure controls and procedures as of May 31, 2013 and, based on their evaluation, and, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended May 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of May 31, 2013, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of May 31, 2013, was effective.

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

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

Other Information.

On April 16, 2013, the Company entered into a Non Compete, Non Circumvention Agreement (“NDANCA”) with several parties, each of whose principal is Michael Iorlano, and with Michael Iorlano as an individual. In the NCNDA, Mr. Iorlano acknowledged that he may receive material non-public information and agreed that he will handle such material non-public information only in accordance with applicable law, including not trading based on such information. Subsequent to April 16, 2013, Mr. Iorlano was provided with non-public information about the Company's operations and financing. On each communication with him after April 16, 2013, the Company advised Mr. Iorlano of the confidentiality of the information. On June 27, 2013, Mr. Iorlano informed the Company, by email, that he sold over 3 million shares of stock of the Company, which occurred while in possession of material non-public information. Thereafter, the Company informed the SEC that it believed that Mr. Iorlano may have violated insider trading rules. No ruling has been made to date.

[Balance of page intentionally left blank]

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

Section 16(a) Beneficial Ownership Reporting Compliance

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, for the fiscal year ended May 31, 2013, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.

Corporate Governance

Audit committee

While we have adopted a charter for the Audit Committee, due to the small size of the board, we do not have a separately-designated audit committee. The Board of Directors performs the functions of an audit committee. A written charter governs the actions of the Board of Directors when performing the functions that would generally be performed by an audit committee. The Board of Directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Compensation and Nominations Committees

We currently have no compensation or nominating committee or other board committee performing equivalent functions. Currently, the member of our Board of Directors participates in discussions concerning executive officer compensation and nominations to the Board of Directors.

Finance committee

While we have adopted a charter for the Finance Committee, due to the small size of the board, we do not have a separately-designated finance committee. Currently, the members of our Board of Directors participates in discussions concerning the finances of the Company.

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

Mr. William D. Spier was appointed Treasurer of the Company on October 23, 2012. The Company paid Mr. Spier $4,000 per month until May 31, 2013. Mr. Spier's appointment was renewed for another 12 months with a salary commitment of $7,500 per month.

The following table discloses compensation paid during the fiscal years ended May 31, 2013 and 2012 to the Company’s Officers and the most highly compensated executive officer whose total compensation exceeded $100,000 for the fiscal year ended May 31, 2013 (Collectively, the “Named Executive Officers”). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid to the Named Executive Officers during these fiscal years.

Name and Principal Position	Year Ended May 31	Salary*2 ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Jerry G. Mikolajczyk, President/CEO/CFO	2013	$120,000	-0-	-0-	-0-	$120,000
Wayne St. Cyr, Executive Vice President	2013	$120,000	-0-	-0-	-0-	$120,000
Peter Matousek, VP-Investor Relations*1	2013	$90,000	-0-	-0-	-0-	$90,000
Dr. William D. Spier, Treasurer	2013	$29,032	-0-	-0-	-0-	$29,032

Name and Principal Position	Year Ended May 31	Salary*2 ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Jerry G. Mikolajczyk, President/CEO/CFO	2012	$120,000	-0-	-0-	-0-	$120,000
Wayne St. Cyr, Executive Vice President	2012	$120,000	-0-	-0-	-0-	$120,000
Peter Matousek, VP-Investor Relations*1	2012	$90,000	-0-	-0-	-0-	$90,000

*1 - Former President/CEO during 2011
*2 - Does not include stock compensation as Board members, refer to Item 5.E of this Form 10-K

Stock Options Granted/Exercised in Last Year

The Company has never issued any stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Relate  Stockholder Matters.

         The following table sets forth certain information as of May 31, 2013 respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each current officer and director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name	No. of Shares of Common Stock (1)	Percent of Class (2)

Jerry G. Mikolajczyk	188,564,421	48.92%
Peter Matousek	143,629	0.04%
Dr. William D. Spier	61,613	0.02%
(All officers and directors as a group (3) member)	188,769,663	48.97%

(1)

Represents the number of issued and outstanding shares of common stock beneficially owned by the shareholder.

(2)

Based on 385,460,240 issued and outstanding shares of common stock.

.

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees for professional services rendered was $9,000 and  $5,500 for the audit of our annual financial statements for the fiscal years ended May 31, 2013 and 2012 respectively, and $6,000 and $6,000 for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended May 31, 2013 and 2012 respectively.

AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee." There were no such fees billed for the fiscal year ended May 31, 2013 and 2012.

TAX FEES. Tax fees for each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services was $2,500 for the fiscal year ending May 31, 2013 and $1,500 for the fiscal year ending May 31, 2012.

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended May 31, 2013 and 2012.

While we have adopted a charter for the Audit Committee, due to the small size of the board, we do not have a separately-designated audit committee. The Board of Directors performs the functions of an audit committee. A written charter governs the actions of the Board of Directors when performing the functions that would generally be performed by an audit committee. The Board of Directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

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

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". Our entire Board, acting in the capacity of the audit committee reviewed the audited financial statements of the Company as of and for the year ended May 31, 2013 and 2012 with the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our  Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended  May 31, 2013, for filing with the Securities and Exchange Commission.

[Balance of page intentionally left blank]

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

The following report and financial statements are filed together with this Annual Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS AT MAY 31, 2013 AND 2012

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2013 AND 2012 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007).

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MAY 31, 2013 AND 2012 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007).

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

NOTES TO FINANCIAL STATEMENTS

(b)

Index to Exhibits

ITEM 6. EXHIBITS	INCORPORATED BY REFERENCE

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	File/ Furnished Herewith
Material Contracts
10.1	Amendment to Oil and Gas Well Location Assignment dated December 1, 2012 and effective as of December 3, 2012 between Xun Energy, Inc. and Vencedor Energy Partners	8-K	10.1	12/01/12
10.2	Xun Energy, Inc. Power Point Presentation dated December 2012	8-K	99.1	12/21/12
10.3	Xun Energy, Inc. Power Point Presentation dated January 2013	8-K	99.1	01/25/13
10.4	Letter Agreement to Letter Amendment #1 to Oil and Gas Well Location Assignment dated August 31, 2012	8-K	10.1	01/31/13
10.5	Letter Amendment #1 to Oil and Gas Well Location Assignment dated August 31, 2012	8-K	10.2	01/31/13
10.6	Letter Amendment #3 to Letter Amendment #2 to Oil and Gas Well Location Assignment dated August 31, 2012	8-K/A	10.1	03/19/13
10.7	Letter Amendment #2 to Letter Amendment #1 to Oil and Gas Well Location Assignment dated August 31, 2012	8-K/A	10.2	03/19/13
10.8	Letter Amendment #1 to Oil and Gas Well Location Assignment dated August 31, 2012	8-K/A	10.3	03/19/13
10.09	Press release issued May 8, 2013	8-K	99.1	05/09/13
10.10	Amended and Restated Reserve Equity Financing Agreement, between Xun Energy, Inc. and AGS Capital Group, LLC, dated July 11, 2013	8-K	10.1	07/15/13
10.11	Registration Rights Agreement, between Xun Energy, Inc. and AGS Capital Group, LLC, dated July 11, 2013	8-K	10.2	07/15/13

Rule 13a–14(a)/15d-14(a) Certifications
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xun Energy, Inc.

Date:   September 9, 2013

By: /s/ Jerry G. Mikolajczyk

Jerry G. Mikolajczyk

President/CEO/CFO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jerry G. Mikolajczyk

Jerry G. Mikolajczyk, Director

September 9, 2013

BY: /s/ Peter Matousek

Peter Matousek, Director

September 9, 2013

BY: /s/ William D. Spier

Dr. William D. Spier, Director

September 9, 2013