Form 10-K/A
period 2013-05-31
Xun Energy, Inc.
filed 2013-09-11
CIK 1435936

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of theSecurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 11, 2013, there were 554,723,874 shares of our Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1)Any annual report to security holders;(2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the twelve month period ended May 31, 2013 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission (SEC) on September 9, 2013 for the purpose of  submitting the interactive data files required by Item 601(b)(101) of Regulation S-K and we have incorporated by reference to previously filed documents all exhibits required by Item 601 of Regulation S-K.. In addition to the interactive data files, we amended the disclosures in Note 7: Related Party Transactions; added additional disclosures (Schedules) to Note 17, Executive and Board Compensation;  and we have incorporated by reference to previously filed documents all exhibits required by Item 601 of Regulation S-K.. The updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1, 31.2, 32.1 and 32.2.  The updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

The Schedule of Board Compensation below represents the shares issued or approved to the Board with the 5-Day Average Share Closing Price for each month during the fiscal year ending May 31, 2013:

Schedule of Board Compensation

Month	Board Shares Approved, Not Issued	Board Shares Issued	5 Day Average Share Closing Price	Amount
June	0	15,000	$0.03800	$ 570.00
July	0	15,000	$0.04400	$ 660.00
August	0	15,000	$0.03900	$ 585.00
Quarter Total	0	45,000	$0.04033	$ 1,815.00
September	0	15,000	$0.02320	$ 348.00
October	0	15,000	$0.00770	$ 115.60
November	0	15,000	$0.00590	$ 89.10
Quarter Total	0	45,000	$0.01228	$ 552.70
December	0	15,000	$0.00774	$ 116.10
January	0	15,000	$0.00982	$ 147.30
February	0	15,000	$0.01522	$ 228.30
Quarter Total	0	45,000	$0.01093	$ 491.70
March	0	15,000	$0.01392	$ 208.80
April	0	15,000	$0.01028	$ 154.20
May	0	15,000	$0.00680	$ 102.00
Quarter Total	0	45,000	$0.01033	$ 465.00
Year Total	0	180,000	$0.01846	$ 3,323.50

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

The Schedule of  Plant, Property and Equipment details are as follows:

Schedule of Plant, Property and Equipment

Description	May 31, 2013	May 31, 2012
Plant - Oil Wells: Beginning of year	$0	$0
Work in Progress-Intangible	$694,035	$0
Work in Progress-Tangible	$140,965	$0
Rights (leases)	$107,250	$0
Subtotal	$942,250	$0
Depletion	$0	$0
Depreciation	$0	$0
Net Plant - Oil Wells: End of year	$942,250	$0

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

The Schedule of Oil and Gas Rights are as follows:

Schedule of Oil and Gas Rights

Description	May 31, 2013	May 31, 2012
Oil and Gas Leases: Beginning of year	$0	$5,583
Acquisitions/Work in Progress	$643,500	$399,743
Subtotal	$643,500	$405,326
Capitalized as Fixed Assets	(107,250)	0
Forfeitures during the period	$0	$(5,583)
Impairments during the period	$0	$(399,743)
Oil and Gas Leases: End of year	$536,250	$0

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

The Schedule of Other Current Assets are as follows:

Schedule of Other Current Assets

Other Current Asset	May 31, 2013	May 31, 2012
Other Current Assets, Beginning Balance	$833,274	$0
Prepaid Legal	$(3,274)	$8,274
Prepaid Financial Services	$1,336,000	$900,000
Less: Amortization	(1,185,000)	(75,000)
Other Current Assets, Balance end of period	$981,000	$833,274

NOTE 4: OTHER ASSETS

The Schedule of Other Assets are as follows:

Schedule of Other Assets

Description - Other Assets	May 31, 2013	May 31, 2012
Rights - Oil and Gas Leases	$536,250	$0
Trademarks	$0	$20
Incorporation Costs	$70	$170
Bonds	$0	$500
Total Other Assets	$536,320	$690

NOTE 5. ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had ~~NOT~~ incurred any advertising expense as of May 31, 2013.

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

The Company issued an aggregate of 180,000 shares for the period ending May 31, 2013 with an average price of $0.01846 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier, refer to NOTE 17: EXECUTIVE AND BOARD COMPENSATION for additional detail.

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

NOTE 9. NET OPERATING LOSSES

As of May 31, 2013, the Company has a net operating loss carry-forward of approximately $3,453,900, which will expire 20 years from the date the loss was incurred.

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

Our President, CEO and Director, Jerry G. Mikolajczyk, acquired 100% interest in Womack Holdings, Inc. on July 15, 2011. Womack Holdings, Inc. holds a unsecured Note Payable by the Company. The Note Payable is in the amount of $9,375. The principal, $9,375, will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maturity Date”). Principal plus all accrued interest will be due on the Maturity Date. The Company accrued $112 interest as of May 31, 2013.

On March 28, 2011, the Company entered into Redemption Agreement with Peter Matousek, the Company’s president and director, which provides in part for the Company to redeem from Mr. Matousek a total of 140 million shares of the Company’s common stock at a price of $87,500 or $0.000625 per share. On May 31, 2011, Mr. Matousek assigned the unsecured Note Payable to Comtax Services, Inc. The terms of the stock redemption, agreement is a non-callable 3-year note. The principal will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maturity Date”). Principal plus all accrued interest will be due on the Maturity Date. The Company accrued $1048 interest as of May 31, 2013.

On March 28, 2011, the Company entered into redemption agreements with four shareholders, which in total provided for the redemption of 60 million shares of the Company’s common stock. The purchase price for the 60 million totaled $37,500 or $0.000625 per share. The terms of the stock redemption, agreement is a non-callable 3-year note. The principal will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maturity Date”). Principal plus all accrued interest will be due on the Maturity Date. The Company accrued $337 interest on the three Promissory Notes (face value - $28,125) as of May 31, 2013.

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

The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (as defined herein) (representing a discount rate of 50%). “Market Price” means the average of the lowest three (3) Closing Prices (as defined below) for the Common Stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Company via facsimile (the “Conversion Date”).  “Closing Price” means, for any security as of any date, the closing price on the Over-the-Counter Bulletin Board (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Company and Holder, or, if the OTCBB is not the principal trading market for such security, the closing price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing price of such security is available in any of the foregoing manners, the average of the closing prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc.  If the Closing Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Company and the holders of a majority in interest of the Notes being converted for which the calculation of the Closing Price is required in order to determine the Conversion Price of such Notes.  “Trading Day” shall mean any day on which the Common Stock is traded for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The “Fixed Conversion Price” shall mean $0.0001. The Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of the Note to prepay the outstanding Note (principal and accrued interest), in full, of an amount in cash (the “Prepayment Amount”) equal to 150%, multiplied by the sum of: (a) the then outstanding principal amount of CPN#8  plus (b) accrued and unpaid interest on the unpaid principal amount of CPN#8 to the Prepayment Date plus (c) Default Interest, if any, on the amounts referred to in clauses (a) and (b). As of May 31, 2013, the Company accrued interest of $510.

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

The Schedule of Board Compensation below represents the shares issued or approved to the Board with the 5-Day Average Share Closing Price for each month during the fiscal year ending May 31, 2013:

Schedule of Board Compensation

Month	Board Shares Approved, Not Issued	Board Shares Issued	5 Day Average Share Closing Price	Cost Base
June	0	15,000	$ 0.03800	$ 570.00
July	0	15,000	$ 0.04400	$ 660.00
August	0	15,000	$ 0.03900	$ 585.00
Quarter Total	0	45,000	$ 0.04033	$ 1,815.00
September	0	15,000	$ 0.02320	$ 348.00
October	0	15,000	$ 0.00770	$ 115.60
November	0	15,000	$ 0.00590	$ 89.10
Quarter Total	0	45,000	$ 0.01228	$ 552.70
December	0	15,000	$ 0.00774	$ 116.10
January	0	15,000	$ 0.00982	$ 147.30
February	0	15,000	$ 0.01522	$ 228.30
Quarter Total	0	45,000	$ 0.01093	$ 491.70
March	0	15,000	$ 0.01392	$ 208.80
April	0	15,000	$ 0.01028	$ 154.20
May	0	15,000	$ 0.00680	$ 102.00
Quarter Total	0	45,000	$ 0.01033	$ 465.00
Year Total	0	180,000	$ 0.01846	$ 3,323.50

The following Schedules of Executive Compensation discloses compensation paid/accrued during the fiscal years ended May 31, 2013 and 2012 to the Company’s Officers and the most highly compensated executive officer whose total compensation exceeded $100,000 for the fiscal year ended May 31, 2013 (Collectively, the “Named Executive Officers”). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid/accrued to the Named Executive Officers during these fiscal years.

2013 Schedule of Executive Compensation

Name and Principal Position	Salary[2]	Bonus	StockAward	Option Awards	Total Salary
Jerry G. Mikolajczyk, President/CEO/CFO	$120,000	0	0	0	$120,000
Wayne St. Cyr, Executive Vice President	$120,000	0	0	0	$120,000
Peter Matousek, VP-Investor Relations[1]	$90,000	0	0	0	$90,000
Dr. William D. Spier, Treasurer	$29,032	0	0	0	$29,032

2012 Schedule of Executive Compensation

Name and Principal Position	Salary[2]	Bonus	StockAward	Option Awards	Total Salary
Jerry G. Mikolajczyk, President/CEO/CFO	$120,000	0	0	0	$120,000
Wayne St. Cyr, Executive Vice President	$120,000	0	0	0	$120,000
Peter Matousek, VP-Investor Relations[1]	$90,000	0	0	0	$90,000

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

The following table discloses compensation paid/accrued during the fiscal years ended May 31, 2013 and 2012 to the Company’s Officers and the most highly compensated executive officer whose total compensation exceeded $100,000 for the fiscal year ended May 31, 2013 (Collectively, the “Named Executive Officers”). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid/accrued to the Named Executive Officers during these fiscal years.

Name and Principal Position	Year Ended May 31	Salary*2($)	Bonus ($)	StockAwards($)	Option Awards ($)	Total ($)
Jerry G. Mikolajczyk, President/CEO/CFO	2013	$120,000	-0-	-0-	-0-	$120,000
Wayne St. Cyr, Executive Vice President	2013	$120,000	-0-	-0-	-0-	$120,000
Peter Matousek, VP-Investor Relations*1	2013	$90,000	-0-	-0-	-0-	$90,000
Dr. William D. Spier, Treasurer	2013	$29,032	-0-	-0-	-0-	$29,032

Name and Principal Position	Year Ended May 31	Salary*2($)	Bonus ($)	StockAwards($)	Option Awards ($)	Total ($)
Jerry G. Mikolajczyk, President/CEO/CFO	2012	$120,000	-0-	-0-	-0-	$120,000
Wayne St. Cyr, Executive Vice President	2012	$120,000	-0-	-0-	-0-	$120,000
Peter Matousek, VP-Investor Relations*1	2012	$90,000	-0-	-0-	-0-	$90,000

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

.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

A. any director or officer;

A. any proposed nominee for election as a director;

A. any person who  beneficially  owns,  directly  or  indirectly,  shares carrying  more than 5% of the  voting  rights  attached  to our common stock; or

A. any  relative  or  spouse  of  any of the  foregoing  persons,  or any relative of such spouse,  who has the same house as such person or who is a director or officer of any parent or subsidiary.

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

Date:   September 11, 2013

By: /s/ Jerry G. Mikolajczyk

Jerry G. Mikolajczyk

President/CEO/CFO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jerry G. Mikolajczyk

Jerry G. Mikolajczyk, Director

September11, 2013

BY: /s/ Peter Matousek

Peter Matousek, Director

September 11, 2013

BY: /s/ William D. Spier

Dr. William D. Spier, Director

September 11, 2013