Form 10-Q
period 2013-08-31
Xun Energy, Inc.
filed 2013-10-11
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

 Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:            690,580,119 shares of common stock are issued and outstanding as of October 10, 2013.

XUN ENERGY, INC.

INDEX

PART I. – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets at August 31, 2013 (unaudited) and May 31, 2013 (audited)	3

	Consolidated Statement of Operations for the Three Months ended August 31, 2013 and August 31, 2012 and from Inception (December 20, 2007) to August 31, 2013 (unaudited)	4

	Consolidated Statements of Stockholders Equity from Inception (December 20, 2007) to August 31, 2013 (unaudited)	5

	Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2013 and August 31, 2012 and Cumulative since Inception to August 31, 2013 (unaudited)	6

	Supplemental Disclosure With Respect To Cash Flows for the Three Months Ended August 31, 2013 and August 31, 2012 and Cumulative since Inception to August 31, 2013 (unaudited)	8

	Notes to Interim Consolidated Financial Statements as of August 31, 2013	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	34

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	40

Item 4.	Controls and Procedures	40

	PART II. – OTHER INFORMATION

Item 1	Legal Proceedings.	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	41

Item 3.	Defaults Upon Senior Securities.	42

Item 4.	Mine Safety Disclosures.	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

ITEM 1.      FINANCIAL STATEMENTS

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
As of AUGUST 31, 2013 and MAY 31, 2013
(Expressed in U.S. dollars)

	August 31, 2013	May 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$3,318	$23,400
Other Current Assets	$852,248	$981,000
Total Current Assets	$855,566	$1,004,400
Fixed Assets:
Property, Plant and Equipment	942,250	942,250
Total Property, Plant and Equipment	$942,250	$942,250
Other Assets:
Intangible Assets - Legal and Contractual
Rights - Oil and Gas Leases	$536,250	$536,250
Trademarks	$-	$-
Incorporation Costs	$195	$70
Total Legal and Contractual	$536,445	$536,320
Total Intangible Assets	$536,445	$536,320
Other Long Term Assets
Bonds	$-	$-
Total Other Long Terms Assets	$-	$-
Total Other Assets	$536,445	$536,320
Total Assets	$2,334,261	$2,482,970
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$2,162,513	$2,083,337
Loans payable	$544,919	$544,746
Convertible Promissory Notes, net of discount	$433,728	$393,818
Total Current Liabilities	$3,141,160	$3,021,901
Stockholders' Equity (Deficit):
Preferred Stock, par value $0.0001, 50,000,000 shares authorized,
none issued and outstanding	$-	$-
Common Stock, par value $0.0001, 5,000,000,000 shares authorized,
515,129,665 and 385,460,240 shares issued and outstanding, respectively	$51,513	$38,546
Paid in Capital	$3,034,414	$2,876,422
Accumulated Deficit	$(3,892,826)	$(3,453,899)
Total Stockholders' Equity (Deficit)	$(806,899)	$(538,931)
Total Liabilities and Stockholders' Equity (Deficit)	$2,334,261	$2,482,970

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND AUGUST 31, 2012
AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007) TO AUGUST 31, 2013
(UNAUDITED)
(Expressed in U.S. dollars)

	For the three months ended August 31, 2013	For the three months ended August 31, 2012	December 20, 2007 (Inception) To August 31, 2013

Revenue
Revenue - Operations	$-	$-	$4,637
Total Revenue	$-	$-	$4,637

Cost of Goods Sold	$-	$-	$1,653

Gross Profit	$-	$-	$2,984

Expenses
General and Administrative	$301,484	$355,768	$3,194,558
Loss before income taxes	$(301,484)	$(355,768)	$(3,191,574)

Other income (expense)	$(137,443)	$(9,164)	$(701,252)

Provision for Income Taxes	$-	$-	$-

Net (Loss)	$(438,927)	$(364,932)	$(3,892,826)

Basic and Diluted
(Loss) per Common Shares	a	a

Weighted Average
Number of Common Shares	421,895,286	341,356,151

a = Less than ($0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION (DECEMBER 20, 2007) TO AUGUST 31, 2013
(UNAUDITED)
(Expressed in U.S. dollars)

	Common Stock Shares*1	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Total Equity
Inception December 20, 2007
Common stock issued to Directors	400,000,000	$40,000	$(35,000)	$-	$5,000
Common stock issued - Private Placement	110,416,000	$11,042	$44,166	$-	$55,208
Net loss for the year	-	$-	$-	$(85)	$(85)
Balance, May 31, 2008	510,416,000	$51,042	$9,166	$(85)	$60,123
Net loss for the year	-	$-	$-	$(50,170)	$(50,170)
Balance, May 31, 2009	510,416,000	$51,042	$9,166	$(50,255)	$9,953
Net loss for the year	-	$-	$-	$(50,744)	$(50,744)
Balance, May 31, 2010	510,416,000	$51,042	$9,166	$(100,999)	$(40,791)
Common stock issued to Directors	75,000	$7	$9,243	$-	$9,250
Common stock issued - Asset Purchase	1,259,000	$126	$62,824	$-	$62,950
Common stock issued	741,000	$74	$36,976	$-	$37,050
Common stock issued to Consultant	10,000	$1	$1,099	$-	$1,100
Common stock retirement	(200,000,000)	$(20,000)	$(105,000)	$-	$(125,000)
Net loss for the period	-	$-	$-	$(614,592)	$(614,592)
Balance, May 31, 2011	312,501,000	$31,250	$14,308	$(715,592)	$(670,034)
Common stock issued to Directors	142,500	$14	$7,373	$-	$7,387
Common stock issued to Consultant	18,000,000	$1,800	$898,200	$-	$900,000
Net loss for the period	-	$-	$-	$(985,517)	$(985,517)
Balance, May 31, 2012	330,643,500	$33,064	$919,881	$(1,701,109)	$(748,164)
Common stock issued to Directors	211,129	$21	$5,409	$-	$5,430
Common stock issued for Assets	11,700,000	$1,170	$583,830	$-	$585,000
Common Stock issued to Consultants	40,281,633	$4,028	$1,845,972	$-	$1,850,000
Common stock issued to Lenders for Interest	1,165,839	$117	$11,369	$-	$11,486
Common Stock issued to reduce CPN's	19,458,139	$1,946	$28,675	$-	$30,621
Common Stock Cancelled - Note 3	(18,000,000)	$(1,800)	$(898,200)	$-	$(900,000)
Discount on CPN's	-	$-	$379,486	$-	$379,486
Net loss for the period	-	$-	$-	$(1,752,791)	$(1,752,791)
Balance, May 31, 2013	385,460,240	$38,546	$2,876,422	$(3,453,899)	$(538,932)
Common Stock issued to reduce CPN's	128,305,789	$12,831	$101,519	$-	$114,350
Common stock issued to Lenders for Interest	1,363,636	$136	$1,364	$-	$1,500
Discount on CPN's	-	$-	$55,109	$-	$55,109
Net loss for the period	-	$-	$-	$(438,927)	$(438,927)
Balance, August 31, 2013	515,129,665	$51,513	$3,034,414	$(3,892,826)	$(806,899)

Note 1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND AUGUST 31, 2012 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007) TO AUGUST 31, 2013
(UNAUDITED)

(Expressed in U.S. dollars)

		For the three months ended August 31, 2013		For the three months ended August 31, 2012		December 20, 2007 (Inception) to August 31, 2013
Net Cash Provided by (Used in) Operating Activities
Net Income (Loss)		$(438,927)		$(364,932)		$(3,892,826)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities
Adjustments, Noncash Items, to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities
Share based - compensation		$-		$2,106		$23,167
Share based - interest		$1,500		$-		$12,986
Share based - financial services		$-		$315,000		$1,025,000
Non-cash amortization - debt discount		$128,859		$-		$241,809
Non-cash - Inventory		$-		$-		$283
Gain on debt extinguishment		$-		$-		$(30,000)
Corporate Overhead allocated to Fixed Assets		$-		$(58,500)		$(60,822)
Depletion		$-		$-		$835
Other Current Assets		$128,752		$(801,726)		$(426,990)
Accrued Interest		$12,183		$9,492		$46,696
Adjustments, Noncash Items, to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities		$267,294		$(533,628)		$832,964
Increase (Decrease) in Operating Capital
Increase (Decrease) in Operating Assets
Accounts receivable and accrued receivables		$-		$-		$18,840
Oil and Gas leases impairment		$-		$-		$5,583
Oil and Gas leases forfeitures		$-		$-		$399,743
Other Asset Impairment		$-		$-		$120
Reclamation Bonds returned		$-		$500		$500
Increase (Decrease) in Operating Assets		$-		$500		$424,786
Increase (Decrease) in Operating Liabilities	$		$		$
Accounts payable and accrued liabilities		$79,176		$887,164		$2,162,513
Increase (Decrease) in Operating Liabilities		$79,176		$887,164		$2,162,513
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities		$346,470		$354,036		$3,420,263
Net Cash Provided by (Used in) Operating Activities		$(92,457)		$(10,896)		$(472,563)

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND AUGUST 31, 2012 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007) TO AUGUST 31, 2013
(UNAUDITED)

(Expressed in U.S. dollars)

	For the three months ended August 31, 2013	For the three months ended August 31, 2012	December 20, 2007 (Inception) to August 31, 2013
Net Cash Provided by (Used in) Operating Activities	$(92,457)	$(10,896)	$(472,563)
Net Cash Provided by (Used in) Investing Activities
Payments to Acquire Property, Plant, and Equipment	$-	$-	$(852,637)
Payments to Acquire Intangible Assets	$(125)	$-	$(5,898)
Payments to Acquire Other Productive Assets	$-	$-	$(500)
Net Cash Provided by (Used in) Investing Activities	$(125)	$-	$(859,035)
Net Cash Provided by (Used in) Financing Activities
Proceeds from issuance of common stock	$-	$-	$160,208
Repayments of Short-term Debt	$-	$(10,500)	$(127,142)
Proceeds from Short-term Debt	$72,500	$30,060	$1,301,850
Net Cash Provided by (Used in) Financing Activities	$72,500	$19,560	$1,334,916
Cash and Cash Equivalents, Period Increase (Decrease)	$(20,082)	$8,664	$3,318
Cash and Cash Equivalents, beginning of period	$23,400	$-	$-
Cash and Cash Equivalents, at end of period	$3,318	$8,664	$3,318

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND AUGUST 31, 2012 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007) TO AUGUST 31, 2013 SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS
(UNAUDITED)

(Expressed in U.S. dollars)

	For the three months ended August 31, 2013	For the three months ended August 31, 2012	December 20, 2007 (Inception) to August 31, 2013
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$222
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Convertible Promissory Note - non-cash capitalization	$-	$-	$51,879
Prepaid Expenses - non-cash capitalization	$-	$1,000,000	$1,850,000
Purchase of Intangible Assets - non-cash capitalization	$-	$585,000	$585,000
Debt Discount - non cash capitalization, net	$55,109	$-	$382,716
Common Stock issued for repayment of loans	$114,350	$-	$196,850

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

NOTE 1: ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

NATURE OF BUSINESS

The Company is engaged primarily in the acquisition, work-over development, and production of oil and gas properties. Such activities are concentrated in North American onshore, primarily in the United States in the State of Pennsylvania. The Company plans to acquire producing or near producing oil and gas properties that will provide cash flow and an upside for future development. The Company will be scouting for additional properties in and around Texas, Oklahoma, Pennsylvania, Kansas and in Canada.

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

On August 31, 2012, the Company acquired 30 oil and gas well locations in Venango County, Pennsylvania with an option to acquire an additional 15 oil and gas locations. Work commenced on the first 5 oil well locations on the Rice lease in Venango, County, Pennsylvania, USA in March  2013 and as of August 31, 2013 the roads and drill pads were constructed, and Rice #15 was drilled to a target depth of 1,050'. Drilling samples and observations confirmed intersecting oil bearing lenses. Refer to NOTE 23, SUBSEQUENT EVENTS for wire line logging results.

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

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements of Xun Energy, Inc. as of August 31, 2013, and for the three months then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Xun Energy, Inc.’s consolidated financial position as of August 31, 2013, and the results of its consolidated operations and its cash flows for the three months ended August 31, 2013, and 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2014. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of May 31, 2013, filed with the SEC for additional information, including significant accounting policies.

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

The Schedule of  Plant, Property and Equipment details are as follows:

Schedule of Plant, Property and Equipment

Description	August 31, 2013	May 31, 2013
Work in Progress-Intangible	$694,035	$694,035
Work in Progress-Tangible	$140,965	$140,965
Rights (leases)	$107,250	$107,250
Subtotal	$942,250	$942,250
Depletion	$0	$0
Depreciation	$0	$0
Net Plant - Oil Wells, End of period	$942,250	$942,250

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

The Schedule of Oil and Gas Rights are as follows:

Schedule of Oil and Gas Rights

Description	August 31, 2013	May 31, 2013
Acquisitions/Work in Progress	$643,500	$643,500
Capitalized as Fixed Assets	$(107,250)	$(107,250)
Forfeitures during the period	$0	$0
Impairments during the period	$0	$0
Oil and Gas Leases, End of period	$536,250	$536,250

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

The Schedule of Other Current Assets are as follows:

Schedule of Other Current Assets

Other Current Asset	August 31, 2013	May 31, 2013
Other Current Assets, Beginning Balance	$981,000	$833,274
Prepaid Legal	$(3,752)	$(3,274)
Prepaid Financial Services	$0	$1,336,000
Less: Amortization	(125,000)	(1,185,000)
Other Current Assets, Balance end of period	$852,248	$981,000

NOTE 4: OTHER ASSETS

The Schedule of Other Assets are as follows:

Schedule of Other Assets

Description - Other Assets	August 31, 2013	May 31, 2013
Rights - Oil and Gas Leases	$536,320	$536,250
Trademarks	$0	$0
Incorporation Costs	$125	$70
Bonds	$0	$0
Total Other Assets	$536,445	$536,320

NOTE 5. ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of August 31, 2013.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 20, 2007) to August 31, 2013. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts. There is no guarantee that the Company will be successful generating profits from its oil and gas operations. There is no guarantee that the Company will be able to drawdown on the $15 Million Reserve Equity Financing Agreement with AGS Capital Group, LLC. Refer to additional information in NOTE 22: FINANCING AGREEMENTS.

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

On December 20, 2007, pursuant to the terms of a subscription agreement, the Company sold 80,000,000 (post forward split) shares of common stock to Ms. Marina Karpilovski, the Company's former President and a director, for cash payment of $1,000. The issuance is deemed to be exempt under Regulation S of the Securities Act, as no advertising or general solicitation was employed in offering the securities, the offering and sale was made only to Ms. Karpilovski who is a non-U.S. citizen, and transfer was restricted by the Company in accordance with the requirements of the Securities Act.

On December 20, 2007 pursuant to the terms of a subscription agreement, the Company sold 320,000,000 (post forward split) shares of common stock to Mr. Michael Zazkis, the Company's former Secretary, Treasurer and a director, for cash payment of $4,000. The issuance is deemed to be exempt under Regulation S of the Securities Act, as no advertising or general solicitation was employed in offering the securities, the offering and sale was made only to Mr. Zazkis who is a non-U.S. citizen, and transfer was restricted by the Company in accordance with the requirements of the Securities Act.

On March 28, 2011, the Company entered into Redemption Agreement with Peter Matousek, the Company’s president and director, which provides in part for the Company to redeem from Mr. Matousek 140million shares of the Company’s common stock at a price of $87,500 or $0.000625 per share. On May 31, 2011, Mr. Matousek assigned the Note Payable to Comtax Services, Inc.

Prior to June 1, 2011, our President, CEO and Director, Jerry G. Mikolajczyk, performed services for the Company on a consulting contract through a consulting agency, Comtax Services, Inc. (Comtax). From April 1, 2010 to February 28, 2011, Comtax charged a fixed monthly fee of $2,500, a minimum of 10 hours per month for Mr. Mikolajczyk, an aggregate of $27,500 for the 11 months for Mr. Mikolajczyk’s services to the Company. For the period March 1, 2011 to May 31, 2011, Comtax charged the Company an aggregate of $387,275 (1,106.5 hours) for the services of Mr. Mikolajczyk plus $10,974 in travel expenses Mr. Mikolajczyk incurred on behalf of the Company. On October 31, 2012, Comtax assigned the trade payables to Mr. Mikolajczyk d/b/a/ Lighthouse

Investments, as unsecured Promissory Notes. The Promissory Notes, an aggregate of $398,249, are non-interest bearing. Mr. Mikolajczyk was an officer of Comtax until his resignation on May 31, 2011 and terminated his consulting contract with Comtax as of May 31, 2011 prior to accepting his executive and director positions with the Company.

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

NOTE 8.  INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During each fiscal year from 2008 thru 2014, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset of approximately $1,362,489 (assuming a 35% effective tax rate) generated by the loss carry-forward has been fully reserved as of August 31, 2013.

The Company files income tax returns in the United States, the states of Kentucky, Florida and Pennsylvania.

The Company did not identify any material uncertain tax positions on tax returns filed. The Company did not recognize any interest or penalties for unrecognized tax benefits.

NOTE 9. NET OPERATING LOSSES

As of August 31, 2013, the Company has a net operating loss carry-forward of approximately $3,892,826, which will expire 20 years from the date the loss was incurred.

NOTE 10: STOCKHOLDERS’ EQUITY

AUTHORIZED

The Company is authorized to issue 5,000,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of preferred stock, par value $0.0001. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. Preferred Stock or series thereof, if provided, by the Board of Directors of the Company, shall have voting rights, such Preferred Stock or series shall vote only on a share for share basis with the Common Stock on any matter, including but not limited to the election of directors, for which such Preferred  Stock or series has such rights.

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

The Company issued 243,103  shares on October 26, 2012 for $6,078 for interest and penalties to a 3rd party lender.

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

The Company issued 5,714,286 shares on June 13, 2013 for $12,000 pursuant to the conversion of a Convertible Promissory Note dated December 6, 2012.

The Company issued 5,000,000 shares on June 17, 2013 for $13,750 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012.

The Company issued 7,380,952 shares on June 19, 2013 for $15,500 pursuant to the conversion of a Convertible Promissory Note dated December 6, 2012.

The Company issued 4,000,000 shares on July 8, 2013 for $4,600 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012.

The Company issued 9,090,909 shares on July 15, 2013 for $10,000 and 1,363,636 shares for $1,500 for interest, both pursuant to the conversion of a Convertible Promissory Note dated December 6, 2012.

The Company issued 12,195,121 shares on July 22, 2013 for $10,000 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012.

The Company issued 14,285,714 shares on August 9, 2013 for $10,000 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012.

The Company issued 20,689,655 shares on August 20, 2013 for $12,000 pursuant to the Stock and Securities Exchange Agreement for a Convertible Promissory Note dated October 19, 2012.

The Company issued 33,000,000 shares on August 26, 2013 for $16,500 pursuant to the Stock and Securities Exchange Agreement for a Convertible Promissory Note dated October 19, 2012.

The Company issued 16,949,152 shares on August 26, 2013 for $10,000 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012.

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

On May 31, 2011, Mr. Jerry G. Mikolajczyk, the Company's President, CEO and Director, acquired 180,000,000 common stock shares of the Company from Mr. Peter Matousek, former President, CEO and Director of the Company. The acquisition by Mr. Mikolajczyk gave him control of 57.6% of the issued and outstanding shares of the Company. Subsequent to May 31, 2011, Mr. Mikolajczyk acquired additional shares directly and indirectly in the Company. As of Mr. Mikolajczyk’s last Form 4 filed with the

SEC on June 18, 2013, Mr. Mikolajczyk is beneficial owner of 188,564,421 (36.61%) of the issued and outstanding shares of the Company as of August 31, 2013.

NOTE 13: LOANS PAYABLE

SHORT TERM LOANS

The Company has loans, with no due date, in the amount of $398,249, non-interest bearing and unsecured, with the President, CEO and Director, Jerry G. Mikolajczyk d/b/a Lighthouse Investments.

The Company has a loan, with no due date, in the amount of $20,000, is non-interest bearing and unsecured, with the President, CEO and Director, Jerry G. Mikolajczyk.

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

On May 31, 2011, Mr. Matousek assigned the unsecured Note Payable of $87,500 plus accrued interest to Comtax Services, Inc. The Company accrued $1,170 interest as of August 31, 2013.

On March 28, 2011, the Company entered into redemption agreements with four shareholders, which in total provided for the redemption of 60 million shares of the Company’s common stock. The purchase price for the 60 million shares totaled $37,500 or $0.000625 per share. The terms of the stock redemption, agreement is a non-callable 3-year note (Notes). The principal will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maturity Date”). Principal plus all accrued interest will be due on the Maturity Date. On July 15, 2011, our President, CEO and Director, Jerry G. Mikolajczyk, acquired 100% interest in Womack Holdings, Inc. Womack Holdings, Inc. holds one of the four Notes payable, $9,375, by the Company. The Company accrued $500 interest as of August 31, 2013 for the four Notes.

Schedule of Short Terms Loans
August 31, 2013
Other Current Asset	Loan	Interest	Total Loan
Mikolajczyk, Jerry - assigned from Comtax Services, Inc.	$ 398,249	$ 0	$ 398,249
Mikolajczyk, Jerry - Deposit on Series B Preferred Stock	$ 20,000	$ 0	$ 20,000
Stock Redemption - Mikolajczyk acquisition	$ 9,375	$ 125	$ 9,500
Stock Redemption - 3rd party - assigned from Matousek	$ 87,500	$ 1,170	$ 88,670
Stock Redemption - 3rd party	$ 9,375	$ 125	$ 9,500
Stock Redemption - 3rd party	$ 9,375	$ 125	$ 9,500
Stock Redemption - 3rd party	$ 9,375	$ 125	$ 9,500
Total Short Terms Loans	$ 543,249	$ 1,670	$ 544,919

CONVERTIBLE PROMISSORY NOTES (CPN)

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

On April 30, 2013, Comtax Services, Inc. assigned $75,000 of the principal of CPN#4 reducing CPN#4 to $156,160.

On August 15, 2013, Comtax Services, Inc. assigned their interest in $45,000 of the principal of CPN#4 reducing CPN#4 to $111,160 with an option for the Assignee to acquire an additional $45,505 in principal of CPN#4 plus accrued interest. As of August 31, 2013, the Company accrued interest of $14,427.

CPN#4A - On August 15, 2013, the Company negotiated a Securities Exchange and Settlement Agreement (SESA) for $45,000, 10% Convertible Promissory Note (CPN#4A), previously issued on October 19, 2012, assigned from CPN#4, due on October 19, 2013. The SESA allows the Assignee to exchange the debt obligation of the Company in exchange for common stock of the Company pursuant to Section 3(a)(9) of the Securities Act and Rule 144. The SESA allows the Assignee to exchange the debt obligation of the Company based a discount of 50% of the average of the lowest three (3) Closing Bid prices ten (10) Trading Days immediately preceding the date upon which Assignee shall have delivered to the Company the Exchange Notice. The Exchange price shall not be below the par value, $0.0001, of the common stock of the Company, For the period ending August 31, 2013, the Assignee exchanged $28,500 of debt obligation of the Company for common stock of the Company, with $16,500 remaining as a liability by the Company. As of August 31, 2013, the Company accrued interest of $0.0.

CPN#5  - The Company has a loan in the amount of $62,000, non-interest bearing, with Comtax Services, Inc. The loan from Comtax Services, Inc. was provided to the Company as working capital.  On January 12, 2013 the Company amended the Promissory Notes for $62,000 with Comtax Services, Inc. and issued an unsecured one year 10% Convertible Promissory Note (CPN#5) effective December 1, 2012 due on November 30, 2013  for $62,000. The principal and accrued interest is convertible up to 136,400 Series A Preferred Shares at a strike price of $0.50 per Series A Preferred Share with the following rights:

1.

Convertible to one hundred (100) common shares of the Company for each one (1) Series A Preferred Share; and

2.

Voting rights equal to one hundred (100) votes for each Series A Preferred Share.

As of August 31, 2013, the Company accrued interest of $4,654.

CPN#6 - On February 14, 2012, the Company issued a Promissory Note for $100,000 and is carrying a contingent liability of $30,000, with Altmann Revocable Living Trust, Rlt. (ALRT), totaling $130,000 which became due December 31, 2012 with interest calculated at 8% per annum. The Company amended the $100,000 Promissory Note plus accrued interest of $7,036 to an unsecured one year 8% Convertible Promissory Note (CPN#6) effective January 1, 2013 due on January 1, 2014 for $100,000 with accrued interest of $7,036. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at the Conversion Price which shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company's securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price is 80% of the Market Price. "Market Price" means the average of the Closing Prices (as defined below) for the Common Stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Company via facsimile (the "Conversion Date"). "Closing Price" means, for any security as of any date, the closing price on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded). The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company may prepay CPN#6 in advance in full or in part at any time and from time to time without premium or penalty. "Fixed Conversion Price" shall mean $0.0001. As of August 31, 2013, the Company accrued interest of $12,362.

CPN#7 - On June 25, 2012, the Company issued an unsecured Promissory Note for $25,000 to a 3rd party due on July 16, 2012 with a default penalty of $2,500, default interest at 20% per annum plus late fees. The Promissory Note was renegotiated with a due date of December 31, 2012. The Company paid the 3rd party $7,958.04 in interest, default fees and late fees for the period June 25, 2012 and December 31, 2012. The Company amended the $25,000 Promissory Note plus default penalty of  $2,500 to an unsecured one year 20% Convertible Promissory Note (CPN#7) effective January 1, 2013 due on August 1, 2013. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at the Conversion Price which shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company's securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price is 80% of the Market Price. "Market Price" means the average of the Closing Prices (as defined below) for the Common Stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Company via facsimile (the "Conversion Date"). "Closing Price" means, for any security as of any date, the closing price on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded). The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company may prepay CPN#7 in advance in full or in part at any time and from time to time without premium or penalty. "Fixed Conversion Price" shall mean $0.0001. As of August 31, 2013, the Company accrued interest of $3,662.

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

The “Variable Conversion Price” shall mean % multiplied by the Market Price (as defined herein) (representing a discount rate of 50%). “Market Price” means the average of the lowest three (3) Closing Prices (as defined below) for the Common Stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Company via facsimile (the “Conversion Date”).  “Closing Price” means, for any security as of any date, the closing price on the Over-the-Counter Bulletin Board (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) mutually acceptable to Company and Holder, or, if the OTCBB is not the principal trading market for such security, the closing price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing price of such security is available in any of the foregoing manners, the average of the closing prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc.  If the Closing Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Company and the holders of a majority in interest of the Notes being converted for which the calculation of the Closing Price is required in order to determine the Conversion Price of such Notes.  “Trading Day” shall mean any day on which the Common Stock is traded for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. The “Fixed Conversion Price” shall mean $0.0001. The Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of the Note to prepay the outstanding Note (principal and accrued interest), in full, of an amount in cash (the “Prepayment Amount”) equal to 150%, multiplied by the sum of: (a) the then outstanding principal amount of CPN#8  plus (b) accrued and unpaid interest on the unpaid principal amount of CPN#8 to the Prepayment Date plus (c) Default Interest, if any, on the amounts referred to in clauses (a) and (b). For the period ending August 31, 2013, the Assignee converted $48,350 of debt obligation of the Company with $26,650 remaining as a liability by the Company. As of August 31, 2013, the Company accrued interest of $1,595.

CPN#9 - The Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#9) on May 2, 2013 due on February 6, 2014 for $32,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price (as defined herein) and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#9. The Company may prepay CPN#9 at any time for the period beginning on the date of the CPN#9 and ending on the date which is ninety (90) days following the date of the CPN#9, the CPN#9 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#9 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#9 and ending on the date which is one hundred twenty (120) days following the date of CPN#9, the Company may prepay the CPN#9 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#9 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#9 and ending on one hundred eighty (180) days following the date of this CPN#9, the Company may prepay the CPN#9 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#9 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#9, the Company shall have no right of prepayment. The floor price of $0.00005. As of August 31, 2013, the Company accrued interest of $862.

CPN#10 - The Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#10) on May 13, 2013 due on February 17, 2014 for $42,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder. The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#10. The Company may prepay CPN#10 at any time for the period beginning on the date of the CPN#10 and ending on the date which is ninety (90) days following the date of the CPN#10, the CPN#10 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#10 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#10 and ending on the date which is one hundred twenty (120) days following the date of CPN#10, the Company may prepay the CPN#10 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#10 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#10 and ending on one hundred eighty (180) days following the date of this CPN#10, the Company may prepay the CPN#10 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#10 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#10, the Company shall have no right of prepayment. The floor price of $0.00005. As of August 31, 2013, the Company accrued interest of $1,025.

CPN#11 - The Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#11) on May 29, 2013 due on March 1, 2014 for $37,750. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) shall equal the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).  The "Variable Conversion Price" shall mean 57.5% multiplied by the Market Price (as defined herein) (representing a discount rate of 42.5%).  “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  “Trading Price” means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board (the “OTCBB”), OTCQB or applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by the Holder or, if the OTCBB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc.  In the case that the Company’s Common Stock is not deliverable by DWAC, an additional 5% discount will apply.  In the case that the Company’s Common Stock is “chilled” for deposit into the DTC system and only eligible for clearing deposit, an additional 7.5% discount shall apply.  If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Company and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes.  “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being traded.  “Fixed Conversion Price” shall mean $0.00005. The Company may prepay the amounts outstanding hereunder pursuant to the following terms and conditions:  (I) at any time during the period beginning on the Issue Date and ending on the date which is thirty (30) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 125%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of  CPN#11 plus (y) Default Interest; (II) at any time during the period beginning the day which is thirty one (31) days following the Issue Date and ending on the date which is sixty (60) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 130%, multiplied by the sum of: (w) the then outstanding principal amount of  CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#11 plus (y) Default Interest; (III) at any time during the period beginning the day which is sixty one (61) days following the Issue Date and ending on the date which is ninety(90) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 135%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of  CPN#11 plus (y) Default Interest; (IV) at any time during the period beginning the day which is ninety one (91) days following the Issue Date and ending on the date which is one hundred twenty (120) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 140%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#11 plus (y) Default Interest; (V) at any time during the period beginning the day which is one hundred twenty one (121) days following the Issue Date and ending on the date which is one hundred fifty (150) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 145%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#11 plus (y) Default Interest; (VI) at any time during the period beginning the day which is one hundred fifty one (151) days following the Issue Date and ending on the date which is one hundred eighty (180) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 150%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#11 plus (y) Default Interest; (VII) after the expiration of one hundred eighty (180) following the date of CPN#11, the Company shall have no right of prepayment. As of August 31, 2013, the Company accrued interest of $778.

CPN#12 - On June 5, 2013, the Company issued an unsecured Convertible Promissory Note (CPN#12) for $250,000 plus accrued and unpaid interest and other fees with a $25,000 original issue discount (the “OID”). The Note Holder paid $25,000 consideration on closing of CPN#12 (CPN#12A). The Note Holder may pay additional consideration to the Company in such amounts and at such dates as Note Holder may choose in its sole discretion. The Maturity Date is one year from the effective date of each payment (the “Maturity Date”) and is the date upon which the Principal Sum of the Note, as well as any unpaid interest and other fees, shall be due and payable. The Conversion Price is the lesser of $0.006 or 60% of the average of the two lowest trade prices in the 25 trading days previous to the conversion, but no lower than $0.00005 (in the case that conversion shares are not deliverable by DWAC an additional 10% discount will apply; and if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit an additional 5% discount shall apply; in the case of both an additional cumulative 15% discount shall apply). Unless otherwise agreed in writing by both parties, at no time will the Note Holder convert any amount of the Note into common stock that would result in the Note Holder owning more than 4.99% of the common stock outstanding. The Company may repay the CPN at any time on or before 90 days from the effective date, after which the Company may not make further payments on the CPN prior to the Maturity Date without written approval from Note Holder. If the Company repays the CPN on or before 90 days from the effective date, the Interest Rate shall be zero percent (0%). If the Company does not repay the CPN on or before 90 days from the effective date, a one-time Interest charge of 12% shall be applied to the Principal Sum. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by Borrower. CPN#12 is structured to be advanced to the Company at the discretion of the Note Holder. The Company has drawn down $25,000 of the $225,000 allowable and is obligated to $2,778 of the OID ($25,000/$225,000 x $25,000 (OID)), a total of $27,778. As of August 31, 2013, the Company accrued interest of $2,685.

CPN#13 - On July 2, 2013, the Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#13) due on April 8, 2014 for $32,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#13. The Company may prepay CPN#13 at any time for the period beginning on the date of the CPN#13 and ending on the date which is ninety (90) days following the date of the CPN#13, the CPN#13 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#13 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#13 and ending on the date which is one hundred twenty (120) days following the date of CPN#13, the Company may prepay the CPN#13 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#13 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#13 and ending on one hundred eighty (180) days following the date of this CPN#13, the Company may prepay the CPN#13 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#13 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#13, the Company shall have no right of prepayment. The floor price of $0.00005. As of August 31, 2013, the Company accrued interest of $427.

CPN#14 - On August 1, 2013, the Company issued an unsecured 7 month 8% Convertible Promissory Note (CPN#14) due on March 1, 2014 for $15,000 for value of services rendered. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder. The note holder may convert all or a portion of the principal amount of CPN#14 into shares of Common Stock at a Conversion Price for each share of Common Stock equal to the higher of (a) $0.0001 subject to adjustment for any future stock splits, reverse stock split, stock dividend, etc., or (b) the Current Market Price multiplied by sixty percent (60%) (the "Conversion Price"). "Current Market Price" means the average of the three lowest closing bid price for the Common Stock as reported by Bloomberg, LP or, if not so reported, as reported on the over-the-counter market, for the five (5) trading days ending on the trading day immediately before the relevant Conversion Date. The Company may prepay CPN#14 without any penalty. As of August 31, 2013, the Company accrued interest of $99.

CPN#15 - On August 29, 2013, the Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#15) due on June 3, 2014 for $32,500. The funds were deposited on September 12, 2013. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

"Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#15. The Company may prepay CPN#15 at any time for the period beginning on the date of the CPN#15 and ending on the date which is ninety (90) days following the date of the CPN#15, the CPN#15 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#15 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#15 and ending on the date which is one hundred twenty (120) days following the date of CPN#15, the Company may prepay the CPN#15 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#15 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#15 and ending on one hundred eighty (180) days following the date of this CPN#15, the Company may prepay the CPN#15 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#15 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#15, the Company shall have no right of prepayment. The floor price of $0.00005. As of August 31, 2013, the Company accrued interest of $0.0.

ASC DISCLOSURE

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company $72,500 in new Convertible Promissory Notes (CPN"s) for the quarter ended August 31, 2013 and $653,410 for the year ended May 31, 2013. The Company recorded total debt discounts of $55,109, and $379,486 for the variable conversion feature of the convertible debts incurred during the quarter ended August 31, 2013 and year ended May 31, 2013, respectively. The discount will be amortized to debt discount over the term of the debentures using the effective interest method. The Company recorded $124,859 and $116,950 of debt discount expense pursuant to the amortization of the convertible promissory note discounts during the quarter ended August 31, 2013 and year ended May 31, 2013, respectively. The Company discharged $114,350 of the CPN's through share conversion for the period ended August 31, 2013 and $82,500 for the year ended May 31, 2013. The conversions resulted in the Company capitalizing unamortized discount of zero for the quarter ended August 31, 2013 and $51,180 for the year ended May 31, 2013. The Company recorded $12,010 and $33,564 of accrued interest payable for convertible promissory notes the during the quarter ended August 31, 2013 and year ended May 31, 2013, respectively.

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

As of August 31, 2013 and May 31, 2013, the carrying value of accounts payable and loans approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company authorized and approved an aggregate of 45,000 shares for the period ended August 31, 2013 with an average price of $0.00203 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier.

The Schedule of Board Compensation below represents the shares issued or approved to the Board with the 5-Day Average Share Closing Price for each month during the three months ending August 31, 2013:

Schedule of Board Compensation

Month	Board Shares Approved, Not Issued	Board Shares Issued	5 Day Average Share Closing Price	Cost Base
June	15,000	0	$0.00274	$41.10
July	15,000	0	$0.00222	$33.30
August	15,000	0	$0.00112	$16.80
Quarter Total	45,000	0	$0.00203	$91.20

The following Schedule of Executive Compensation discloses compensation paid/accrued during the three months ended August 31, 2013 to the Company’s Officers and the most highly compensated executive officer whose total compensation exceeded $100,000 for the period ended August 31, 2013 (Collectively, the “Named Executive Officers”). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid/accrued to the Named Executive Officers during the period.

2014 Schedule of Executive Compensation
Through to August 31, 2013
Name and Principal Position	Salary[1]	Bonus	Stock Award	Option Awards	Total Salary
Jerry G. Mikolajczyk, President/CEO/CFO	$30,000	$0	$0	$0	$30,000
Wayne St. Cyr, Executive Vice President	$30,000	$0	$0	$0	$30,000
Peter Matousek, VP-Investor Relations	$22,500	$0	$0	$0	$22,500
Dr. William D. Spier, Treasurer	$22,500	$0	$0	$0	$22,500

Note 1 - Does not include stock compensation as Board members

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

The Company has recognized losses, at cost, in the financial statements for the period ended May 31, 2012 and legal costs for the period ending August 31, 2013.

NOTE 19: EXECUTIVE AND BOARD CHANGES

On May 31, 2011, Mr. Matousek, President and CEO, advised that the roles and responsibilities are increasing for the Company and that Mr. Jerry G. Mikolajczyk, while as consultant to the Company, has been instrumental in developing and building the Company to its current status including funding and operations. Mr. Matousek advised that it is in the best interests for the Company and the Shareholders that Mr. Mikolajczyk have authority to continue developing the Company and have authority to make decisions at an Executive Level of the Company. Subsequently, Mr. Matousek resigned as President, CEO and CFO and the Company appointed Jerry G. Mikolajczyk as Interim President, CEO and CFO until a permanent President and CEO is recruited and a permanent CFO is recruited. The Company entered into a Management and Financial Service Agreement for Mr. Jerry G. Mikolajczyk for a 12-month period commencing on June 1, 2011 and ending May 31, 2012. Mr. Mikolajczyk is hired through a service company, and will be paid $120,000 in cash payments for the services of Mr. Mikolajczyk. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000. The Company has not renewed the contract with Mr. Mikolajczyk. Mr. Mikolajczyk continues to work for the Company on a month-to-month basis and is paid $10,000 per month.

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

On May 30, 2013, Company entered into a Board Member Compensation Agreement with Dr. William D. Spier as a director of the Company for a term of one (1) year ending May 31, 2014.

On May 30, 2013, Company entered into a Board Member Compensation Agreement with Mr. Peter Matousek as a director of the Company for a term of one (1) year ending May 31, 2014.

On August 31, 2013, Company entered into a Board Member Compensation Agreement with Mr. Jerry G. Mikolajczyk as a director of the Company for a term of one (1) year ending August 31, 2014.

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

On January 29, 2013, pursuant to a letter agreement between the Company and the Assignor, the Company acknowledged and agreed to the notice of the delay of the permits up to 4 weeks beyond January 31, 2013. The permits were issued on February 4, 2013.

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

The Company agreed, pursuant to the Participation and Operating Agreement (the "POA"), to have Assignor the designated Operator (the "Operator") of the Oil and Gas Well Locations which includes all the responsibilities as a designated operator in the State of Pennsylvania which includes the duties of managing and supervising the drilling and completions of the Oil and Gas Locations.

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

Subsequent to August 31, 2013, on September 16, 2013 the Company's operator, Vencedor Energy Partners (VEP), completed the nuclear wire line log on Rice #15 on the Rise Lease, in Venango County, PA. Verbal reports from the logging crew and staff on site were very positive when the logging tool pulled out of the well bore was covered with crude oil and on September 25, 2013 the Company's operator, Vencedor Energy Partners (VEP), reported the analysis of the wire-line log on Rice #15 on the Rise Lease, Venango County, PA. Refer to NOTE 23: SUBSEQUENT EVENTS for additional details on the wire line log results.

THE COMPANY WILL NEED TO RAISE ADDITIONAL FUNDS TO DRILL THE OIL AND GAS WELLS AND THERE IS NO GUARANTEE THAT THE COMPANY WILL BE SUCCESSFUL IN RAISING THE FUNDS NECESSARY TO COMPLETE 1 OR ANY OF THE 30 OFFSET OIL AND GAS WELLS.

NOTE 21: TERMINATION OF FINANCIAL CONSULTING SERVICES AGREEMENT

On December 18, 2012, the Company issued a Notice of Termination to Vaquero Private Capital, Inc. (“VPC”) for breach of contract by VPC, terminating the September 4, 2012 twelve month Financial Consulting Services Agreement (the “Agreement”) effective as of June 1, 2012, pursuant to which VPC would provide consulting services in connection with the Company’s business affairs and assist the Company in raising capital.  In consideration of the services to be provided by VPC, the Company paid VPC a prepaid fee of $810,000 in the form of 16.2 million common shares of the Company. The Company has placed a Stop Order on the transference of 16.2 million shares pending resolution of the breach of contract by VPC which may require legal action to be taken by the Company.

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

NOTE 23: SUBSEQUENT EVENTS

On September 16, 2013 the Company's operator, Vencedor Energy Partners (VEP), completed the nuclear wire line log on Rice #15 on the Rise Lease, in Venango County, PA. Verbal reports from the logging crew and staff on site were very positive when the logging tool pulled out of the well bore was covered with crude oil.

On September 17, 2013 the Company filed a Registration Statement, Form S-1,  registering  the shares of common stock of the Company as follows:

1. 75,000,000 shares of the Company's common stock (the “Put Shares”) that the Company will put to AGS pursuant to Financing Agreement between AGS and the Company, dated May 7, 2013, and
2. 4,081,633 commitment shares of the Company's common stock the Company paid to AGS as a fee for providing the facility.

In the event of stock splits, stock dividends, or similar transactions involving the common stock, the number of common shares registered shall, unless otherwise expressly provided, automatically be deemed to cover the additional securities to be offered or issued pursuant to Rule 416 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). In the event that adjustment provisions of the Drawdown Agreement require the registrant to issue more shares than are being registered in this registration statement, for reasons other than those stated in Rule 416 of the Securities Act of 1933, as amended, the Company will file a new registration statement to register those additional shares. Refer to NOTE 22: FINANCING AGREEMENTS for detailed information on the Financing Agreement with AGS.

On September  25, 2013 the Company's operator, Vencedor Energy Partners (VEP), reported the analysis of the wire-line log on Rice #15 on the Rise Lease, Venango County, PA. VEP reported the following:

1.

The Venango-First has two separated lenses, one is about 6 feet, 762'-766', and another 9 foot section, 788'-797', and both have decent porosity. The sand thickness has developed at this location along with its oil saturations. The upper and lower lenses both have a fair to good oil show.

2.

The Venango-Second has 16 feet of formation on the bottom lens, 916'-932', with good porosity and saturation and another 4 feet above it, 908'-912' that's producible with lesser values. The porosity on the lower lens has a fair to excellent show of oil with a poorer oil show in the upper lens portion.

3. VEP recommended the balance of the infrastructure on the Rice Lease be completed first. After the infrastructure is installed, then Rice #15 well should be completed for production.

On September 26, 2013, the Company drew down $25,000 on CPN#12 (CPN#12B) increasing its liability on CPN#12 to $55,556 including original issue discount of 2,778. Refer to NOTE 13: LOANS PAYABLE- CONVERTIBLE PROMISSORY NOTES (CPN), CPN#12 for additional details on the CPN.

On September 30, 2013, the Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#16) due on July 2, 2014 for $27,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#16. The Company may prepay CPN#16 at any time for the period beginning on the date of the CPN#16 and ending on the date which is ninety (90) days following the date of the CPN#16, the CPN#16 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#16 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#16 and ending on the date which is one hundred twenty (120) days following the date of CPN#16, the Company may prepay the CPN#16 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#16 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#16 and ending on one hundred eighty (180) days following the date of this CPN#16, the Company may prepay the CPN#16 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#16 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#16, the Company shall have no right of prepayment. The floor price of $0.00005.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2013 contains “forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify  forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms "Xun Energy," the "Company," "we," "our," and "us" refer to Xun Energy, Inc., a Nevada corporation.

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

On March 28, 2013, our Operator commenced site preparation on the Rice Lease, well numbers 3, 5, 6, 14 and 15.

As of August 31, 2013 the roads and drill pads were constructed, and Rice #15 was drilled to a target depth of 1,050'. Drilling samples and observations confirmed intersecting oil bearing lenses.

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

Subsequent Events:

On September 16, 2013 the Company's operator, Vencedor Energy Partners (VEP), completed the nuclear wire line log on Rice #15 on the Rise Lease, in Venango County, PA. Verbal reports from the logging crew and staff on site were very positive when the logging tool pulled out of the well bore was covered with crude oil.

On September 17, 2013 the Company filed a Registration Statement, Form S-1,  registering  the shares of common stock of the Company as follows:

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

On September  25, 2013 the Company's operator, Vencedor Energy Partners (VEP), reported the analysis of the wire-line log on Rice #15 on the Rise Lease, Venango County, PA. VEP reported the following:

1.

The Venango-First has two separated lenses, one is about 6 feet, 762'-766', and another 9 foot section, 788'-797', and both have decent porosity. The sand thickness has developed at this location along with its oil saturations. The upper and lower lenses both have a fair to good oil show.

2.

The Venango-Second has 16 feet of formation on the bottom lens, 916'-932', with good porosity and saturation and another 4 feet above it, 908'-912' that's producible with lesser values. The porosity on the lower lens has a fair to excellent show of oil with a poorer oil show in the upper lens portion.

3. VEP recommended the balance of the infrastructure on the Rice Lease be completed first. After the infrastructure is installed, then Rice #15 well should be completed for production.

On September 26, 2013, the Company drew down $25,000 on CPN#12 (CPN#12B) increasing its liability on CPN#12 to $55,556 including original issue discount of 2,778.

On September 30, 2013, the Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#16) due on July 2, 2014 for $27,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#16. The Company may prepay CPN#16 at any time for the period beginning on the date of the CPN#16 and ending on the date which is ninety (90) days following the date of the CPN#16, the CPN#16 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#16 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#16 and ending on the date which is one hundred twenty (120) days following the date of CPN#16, the Company may prepay the CPN#16 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#16 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#16 and ending on one hundred eighty (180) days following the date of this CPN#16, the Company may prepay the CPN#16 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#16 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#16, the Company shall have no right of prepayment. The floor price of $0.00005.

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

Our inability to generate revenue for the 3 month period ending August 31, 2013 is due primarily to difficulties in our ability to raise sufficient funds necessary to close on the financing to complete the drilling and completion program on the 30 oil and gas well locations in Venango County, Pennsylvania. There are no assurances that the Company will be successful in raising sufficient funds to accomplish our goals and objectives.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND AUGUST 31, 2012 AND FROM INCEPTION (DECEMBER 20, 2007) TO AUGUST 31, 2013.

Revenues

We generated no revenues for the three months ending August 31, 2013 and the three months ending August 31, 2012. Our operations to date have been financed by the sale of our common stock and third party loans. Operating expenses for the three months ended August 31, 2013 and August 31, 2012 totalled $301,484 and $355,768. Our single largest expense to for the three months ended August 31, 2013 has been financial consulting fees totalling $141,750 and $330,000 for financial consulting for the three months ended August 31, 2012. General and Administrative expenses, including financial consulting fees, totalled $301,484 and $355,768 respectively.

For the three months ended August 31, 2013 and August 31, 2012 we had a net loss of ($438,927) and ($364,932).  Total losses since December 20, 2007 (“Inception”) were ($3,892,826).

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

The changes in our capital resources at August 31, 2013 compared with August 31, 2012 are:

	August 31, 2013	August 31, 2012	Increase (Decrease)	Percentage Change

Cash	$3,318	$8,664	$(5,346)	61.70%
Current Assets	$855,566	$2,328,664	$(1,473,098)	63.26%
Total Assets	$2,334,261	$2,972,354	$(638,093)	21.47%
Current Liabilities	$3,141,160	$2,372,360	$768,800	32.41%
Total Liabilities	$3,141,160	$2,498,343	$642,817	25.73%
Working Capital Deficit	$2,285,594	$43,696	$2,241,898	5,130.67%

Our working capital deficit increased by $2,241,898 from ($43,696) as of August 31, 2012 to ($2,285,594) as of August 31, 2013. This increase in the deficit was due to the amount of resources that were expended to source financing for the drilling and completions of our 30 oil and gas leases in Venango County, PA, complete all the necessary SEC filings and the drilling and completions work program on the Rice Lease in Venango County, PA.

Over the last three months, we expended our resources on raising funds to complete our 30 oil well drilling program in Venango County, PA, attempting to raise funds for the acquisition of oil and gas leases that meet our criteria, to raise sufficient funds to fund a drilling and completions programs once we acquired oil and gas leases, updating our prior SEC filings with XBRL interactive data files, completing our fiscal year end consolidated statements and SEC filings. Our business is capital intensive. Our ability to grow is dependent upon favorably obtaining outside debt and capital and generating cash flows from operating activities necessary to fund our investment activities. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on successful development activities and our ability to seek and secure capital from external sources, should we be unable to achieve sustainable profitability this could cause any equity investment in the Company to become worthless.

Major sources of funds in the past for us have included the debt or equity markets. We will have to rely on these capital markets to fund future operations and growth. Our business model is focused on the development of our properties. Our ability to generate future revenues and operating cash flow will depend on successful completion of our planned drilling and completions program and the acquisition of oil and gas producing properties, which may very likely require us to continue to raise equity or debt capital from outside sources.

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

Cash Flow Used in Operating activities:

	August 31, 2013	August 31, 2012	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$(92,456)	$(10,896)	$81,560	748.51%
Net cash provided by (used in) investing activities	$(125)	$-	$125	N/A
Net cash provided by (used by) financing activities	$72,500	$19,560	$(52,940)	270.65%

Cash flow from operating activities is derived from changes in the balances of payables, or other non-oil property asset account balances. For the three months ended August 31, 2013, we had a negative cash flow from operating activities of $92,456, in comparison to a negative cash flow of $10,896 for the three months ended August 31, 2012. This change of $81,560 was the result of an increase in our payables balance and a decrease in our current assets. Variations in cash flow from operating activities may affect our level of development expenditures. Our expenditures consist primarily of our General and Administrative (G&A) expenses, which consist of consulting and professional services, employee compensation, legal, accounting, travel and other G&A expenses, which we have incurred in order to address necessary organizational activities.

Cash Flow Used in Investing activities:

Cash flow used by investing activities was $125 for the three months ended August 31, 2013. This is in comparison to zero investing activities used for the three months ended August 31, 2012.

Cash Flow from Financing activities:

Cash flow from financing activities is derived from long-term liability account balances or in equity, account balances excluding retained earnings. Cash flow provided by financing activities was $72,500 for the three months ended August 31, 2013. This is in comparison to $19,050 provided by financing activities for the three months ended August 31, 2012. We anticipate it will be necessary to rely on additional funding from the debt financing and from capital markets in the current fiscal year to complete the 30 oil well drilling and completions program in Venango County, P.A. other acquisitions and to discharge our debts.

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

Plan of Operation For Remaining Fiscal Year

We will attempt to continue to source equity or debt financing, or Joint Venture partners for our operating costs and for our oil and gas well drilling programs or attempt to identify a profitable acquisition candidate. Our Reserve Equity Finance agreement with AGS Capital Group, LLC for $15 Million requires the Company to register 75 Million shares of our stock with the SEC. This will take time to become effective. There is no guarantee that the Company will be successful in registering the 75 Million shares with the SEC. We have had discussions with several companies and individuals for funding and/or Joint Ventures. However, we have not come to terms with any company or individual as of August 31, 2013. We will attempt to finance our operating expenses with additional debt or through equity financing.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Item 9A. Controls and Procedures.

Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we evaluated, as of August 31, 2013, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

ITEM 1A.   RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K filed September 13, 2013.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company issued 5,714,286 shares on June 13, 2013 for $12,000 pursuant to the conversion of a Convertible Promissory Note dated December 6, 2012. The issuance of the common stock was exempt from registration under Section 4(a)(2) of the Securities Act.

The Company issued 5,000,000 shares on June 17, 2013 for $13,750 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 4(a)(2) of the Securities Act.

The Company issued 7,380,952 shares on June 19, 2013 for $15,500 pursuant to the conversion of a Convertible Promissory Note dated December 6, 2012. The issuance of the common stock was exempt from registration under Section 4(a)(2) of the Securities Act.

The Company issued 4,000,000 shares on July 8, 2013 for $4,600 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 4(a)(2) of the Securities Act.

The Company issued 9,090,909 shares on July 15, 2013 for $10,000 and 1,363,636 shares for $1,500 for interest, both pursuant to the conversion of a Convertible Promissory Note dated December 6, 2012.

The Company issued 12,195,121 shares on July 22, 2013 for $10,000 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 4(a)(2) of the Securities Act.

The Company issued 14,285,714 shares on August 9, 2013 for $10,000 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 4(a)(2) of the Securities Act.

The Company issued 20,689,655 shares on August 20, 2013 for $12,000 pursuant to the Stock and Securities Exchange Agreement for a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 33,000,000 shares on August 26, 2013 for $16,500 pursuant to the Stock and Securities Exchange Agreement for a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 16,949,152 shares on August 26, 2013 for $10,000 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	File/ Furnished Herewith
Material Contracts
10.01	Amended and Restated Reserve Equity Financing Agreement, between Xun Energy, Inc. and AGS Capital Group, LLC, dated July 11, 2013	8-K	10.1	07/15/13
10.02	Registration Rights Agreement, between Xun Energy, Inc. and AGS Capital Group, LLC, dated July 11, 2013	8-K	10.2	07/15/13
Rule 13a–14(a)/15d-14(a) Certifications
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XUN ENERGY, INC.

Date: October 11, 2013	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Executive Officer (principal executive officer)

Date: October 11, 2013	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Financial Officer (principal financial officer and principal accounting officer)