Form 10-Q/A
period 2012-11-30
Xun Energy, Inc.
filed 2014-01-17
CIK 1435936

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2012 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission (SEC) on January 15, 2013, amended and filed with the SEC on April 15, 2013, for the purpose of submitting the interactive data files required by Item 601(b)(101) of Regulation S-K, which we may have changed titles or headings in the Notes To Financial Statements in order to comply with US GAAP Taxonomy.  In addition to the interactive data files, we amended the format (layout) of the CONSOLIDATED STATEMENTS OF CASH FLOWS, disclosures in NOTE 13: LOAN PAYABLE; NOTE 14: LONG TERM LIABILITIES - NOTES - 3 YEARS AND LESS; NOTE 15: LONG TERM LIABILITIES - NOTES - 3 YEARS AND LESS - RELATED PARTY; NOTE 16: FAIR VALUE OF FINANCIAL INSTRUMENTS; NOTE 18: COMMITMENTS and we have incorporated by reference to previously filed documents all exhibits required by Item 601 of Regulation S-K.. The updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2012 AND  2011

AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007)

(Unaudited)

(Expressed in U.S. dollars)

	For the three months ended November 30, 2012	For the three months ended November 30, 2011	For the six months ended November 30, 2012	For the six months ended November 30, 2011	December 20, 2007 (Inception) to November 30, 2012
Revenue
Revenue - Operations	$-	$-	$-	$-	$4,637
Total Revenue	$-	$-	$-	$-	$4,637

Cost of Goods Sold	$-	$-	$-	$-	$1,653

Gross Profit	$-	$-	$-	$-	$2,984

Expenses
General and Administrative	$247,262	$95,046	$603,030	$196,099	$1,875,642
Loss before income taxes	$(247,262)	$(95,046)	$(603,030)	$(196,099)	$(1,872,658)

Other income (expense)	$(7,040)	$(19,872)	$(16,205)	$(20,046)	$(447,685)

Provision for Income Taxes	$-	$-	$-	$-	$-

Net (Loss)	$(254,302)	$(114,919)	$(619,235)	$(216,145)	$(2,320,344)

Basic and Diluted
(Loss) per Common Shares	a	a	a	a

Weighted Average
Number of Common Shares*1	352,781,910	312,568,500	347,037,812	312,552,393
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

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007)
(Unaudited)

(Expressed in U.S. dollars)

		For the six months ended November 30, 2011	For the six months ended November 30, 2011		December 20, 2007 (Inception) to November 30, 2012
Net Cash Provided by (Used in) Operating Activities
Net Income (Loss), Including Portion Attributable to Noncontrolling Interest		$(619,235)	(216,145.400)		(2,320,344)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities
Adjustments, Noncash Items, to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities
Share based - compensation		$3,921	$5,768		$21,658
Share based - interest		$6,077	$0		$6,077
Share based - financial services		$455,000	$0		$530,000
Non-cash amortization - debt discount		$5,483	$0		$5,483
Non-cash - Inventory		$0	$0		$283
Gain on debt extinquishment		$(2,342)	$0		$(2,342)
Corporate Overhead allocated to Fixed Assets		$(58,500)	$0		$(60,822)
Depletion		$0	$0		$835
Other Current Assets, net		$5,446	$0		$(402,571)
Interest Accrued		$15,799	$345		$16,609
Adjustments, Noncash Items, to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities		$430,884	$6,113		$115,212
Increase (Decrease) in Operating Capital
Increase (Decrease) in Operating Assets
Property, Plant and Equipment impairment		$0	$0		$18,840
Oil and Gas leases forfeitures		$0	$19,701		$5,583
Oil and Gas leases impairment		$0	$0		$399,743
Reclamation Bonds returned		$500	$0		$500
Increase (Decrease) in Operating Assets		$500	$19,701		$424,666
Increase (Decrease) in Operating Liabilities	$	$		$
Accounts payable and accrued liabilities		$(315,862)	$184,243		$720,807
Increase (Decrease) in Operating Liabilities		$(315,862)	$184,243		$720,807
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities		$115,523	$210,057		$1,260,684
Net Cash Provided by (Used in) Operating Activities		$(503,712)	$(6,088)		$(1,059,660)
Net Cash Provided by (Used in) Investing Activities
Payments to Acquire Property, Plant, and Equipment		$0	$0		$(17,637)
Payments to Acquire Intangible Assets		$0	$0		$(5,773)
Payments to Acquire Other Productive Assets		$0	$0		$(500)
Net Cash Provided by (Used in) Investing Activities		$0	$0		$(23,909)
Net Cash Provided by (Used in) Financing Activities
Proceeds from issuance of common stock		$10,000	$0		$170,208
Repayments of Short-term Debt		$(20,500)	$(25,000)		$(137,142)
Proceeds from Short-term Debt		$522,809	$6,020		$1,059,100
Net Cash Provided by (Used in) Financing Activities		$512,309	$(18,980)		$1,092,166
Net Increase in Cash		$8,597	$25,069		$8,597
Cash, Beginning of Period		0	0		0
Cash, End of Period		$8,597	$0		$8,597

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for income taxes		$0	$0		$0
Cash paid for interest		$0	$0		$222

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Convertible Promissory Note - non-cash capitalization		$10,000	$0		$10,000
Prepaid Expenses - non-cash capitalization		$910,000	$0		$1,810,000
Purchase of Intangible Assets - non-chase capitalization		$585,000	$0		$585,000
Debt Discount - non cash capitalization		$61,107	$0		$61,107

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 1. ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

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

OIL AND GAS DEVELOPMENT - WORKOVER PROGRAM

The Company’s development - workover program consists of re-entering or completing a workover on an oil or gas well that has a historical evidence of oil or gas production or that is currently producing oil and gas at a fractional output compared to when the oil and gas wells first came into production. Workover activities include one or more of a variety of remedial operations on a producing well or inactive well to try to increase production. All costs of a workover are capitalized and amortized (depletion) on a per-unit of barrel equivalent of production

OIL AND GAS RESERVES

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

The detailed Schedule of Other Current Assets is as follows:

Schedule of Other Current Assets

Other Current Asset	November 30, 2012	May 31, 2012
Other Current Assets, Beginning Balance	$833,274	$0
Prepaid Legal	$(5,446)	$8,274
Prepaid Financial Services	$910,000	$900,000
Less: Amortization	(455,000)	(75,000)
Other Current Assets, Balance end of period	$1,282,828	$833,274

NOTE 4: OTHER ASSETS

The detailed Schedule of Other Assets is as follows:

Schedule of Other Assets

Description - Other Assets	November 30, 2012	May 31, 2012
Rights - Oil and Gas Leases	$643,500	$0
Trademarks	$20	$20
Incorporation Costs	$170	$170
Bonds	$0	$500
Total Other Assets	$643,690	$690

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

NOTE 9. NET OPERATING LOSSES

As of November 30, 2012, the Company has a net operating loss carry-forward of approximately $2,317,202, which will expire 20 years from the date the loss was incurred.

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

NOTE 13: LOANS PAYABLE

SHORT TERM LOANS

The Company has non-interest bearing loans in the amount of $398,249 with Lighthouse Investments, Inc., a company beneficially owned and controlled by Jerry G. Mikolajczyk, our President and Board member.

The Company has loans in the amount of $293,160 with Comtax which have been provided to the Company as working capital.  On January 12, 2013 the Company amended the Promissory Notes with Comtax Services, Inc. and issued unsecured one year 10% Convertible Promissory Notes (CPN#4 effective October 19, 2012 due on October 18, 2013 and CPN #5 effective November 30, 2012 due on November 30, 2013), refer to NOTE 23: SUBSEQUENT EVENTS. The Company accrued $2,660 interest on these CPN's as of November 30, 2012.

The Company issued a Promissory Note for $100,000 and is carrying a contingent liability of $30,000, with Altmann Revocable Living Trust, Rlt. (ALRT), totaling $130,000 due on or before December 31, 2012 with interest calculated at 8% per annum. The Company accrued $8,263 interest and penalties on the Promissory Note as of November 30, 2012.

The Company issued a Promissory Note for $25,000 to Brian Edwards on June 25, 2012 due on July 16, 2012. The Promissory Note was been renegotiated with a due date of December 31, 2012. Interest is calculated at 20% per annum plus late fees. The Company accrued $3,433 interest and penalties on the Promissory Note as of November 30, 2012.

CONVERTIBLE PROMISSORY NOTES (CPN)

CPN#1 - The Company issued an unsecured one year 10% Convertible Promissory Note (CPN#1) on October 19, 2012 due on October 19, 2013 for $50,000. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 50% of the Market Price. Market Price is the average of the lowest three (3) Closing Prices for the Common Stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice as reported on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded). The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 18% per annum should the Company default on the CPN#1. The Company may prepay CPN#1 equal to 150% of the unpaid principle and accrued and unpaid interest. As of November 30, 2012, the CPN#1 has a principle amount of $40,000with accrued interest of $497.26. The Company issued 2,591,361 shares for $10,000.

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

ASC DISCLOSURE

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total debt discounts of $76,591, and $0 for the variable conversion feature of the convertible debts incurred during the period ended November 30, 2012, and year ended May 31, 2012, respectively. The discount will be amortized to debt discount over the term of the debentures using the effective interest method. The Company recorded $5,483and $0 of debt discount expense pursuant to the amortization of the convertible promissory note discounts during the period ended November 30, 2012, and year ended May 31, 2012, respectively. The Company recorded $747 and $0 of accrued interest payable for convertible promissory notes the during the period ended November 30, 2012, and year ended May 31, 2012, respectively.

All of the CPN's carry default provisions that place a “maximum share amount” on the CPN holders. The maximum share amount that can be owned as a result of the conversions to common stock by the CPN holders is 4.99% of the Company’s issued and outstanding shares.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and shares to be issued are not embedded derivative features, and these are included in Loan Payable on the balance sheet.

NOTE 14: LONG TERM LIABILITIES – NOTES – 3 YEARS AND LESS

On March 28, 2011, the Company entered into Redemption Agreement with Peter Matousek, the Company’s President and director, which provides in part for the Company to redeem from Mr. Matousek a total of 140 million shares of the Company’s common stock at a price of $87,500 or $0.000625 per share. On May 31, 2011, Mr. Matousek assigned the Note Payable to Comtax. As of November 30, 2012 the Company accrued $808 interest.

Also on March 28, 2011, the Company entered into similar redemption agreements with three 3rd party shareholders, which in total provide for the redemption of 45 million shares of the Company’s common stock at a price of $28,125 or $0.000625 per share.

The terms of the stock redemption, agreement is a non-callable 3-year note. The principal will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maturity Date”). Principal plus all accrued interest will be due on the Maturity Date. As of November 30, 2012 the Company accrued $260  interest.

NOTE 15: LONG TERM LIABILITIES – NOTES – 3 YEARS AND LESS – RELATED PARTY

Our President, CEO and Director, Mr. Jerry G. Mikolajczyk, acquired a Note Payable by the Company from one of the shareholders of the Company on July 15, 2011. The Note Payable is in the amount of $9,375 which will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maturity Date”). Principal plus all accrued interest will be due on the Maturity Date. As of November 30, 2012 the Company accrued $87 interest.

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

As of November 30,2012 and 2011,the carrying value of accounts payable and loans approximated fair value due to the short-term nature and maturity of these instruments.

NOTE 17: CORPORATE ACTION

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

The Company entered into a Management and Financial Service Agreement with Dr. William D. Spier for a 7.25-month period commencing October 23, 2012 and ending May 31, 2013 whereby Dr. Spier will be paid $4,000 monthly in cash payments. The agreement provides that the terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

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

The Schedule of Board Compensation below represents the shares issued or approved to the Board with the 5-Day Average Share Closing Price:

Schedule of Board Compensation

Month	Board Shares Approved, Not Issued	Board Shares Issued	5 Day Average Share Closing Price	Cost Base
June	0	15,000	$0.0380	$570.00
July	0	15,000	$0.0440	$660.00
August	0	15,000	$0.0390	$585.00
Quarter Total	0	45,000	$.04033	$1,815.00
September	15,000	0	$0.0232	$348.00
October	15,000	0	$0.0077	$115.50
November	15,000	0	$0.0059	$88.50
Quarter Total	45,000	0	0.01227	$552.00
Year Total	45,000	45,000	0.02630	$2,367.00

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

The changes in our capital resources at November 30, 2012 compared with November 30, 2011 are:

	As of November 30, 2012	As of November 30, 2011	Increase (Decrease)	Percentage Change
Cash	$8,597	$-	$8,597	-
Current Assets	$1,291,425	$-	$1,291,425	-
Total Assets	$1,935,115	$5,625	$1,929,490	34,302.04%
Current Liabilities	$1,597,111	$760,571	$836,540	109.99%
Total Liabilities	$1,723,266	$886,571	$836,695	94.37%
Working Capital Deficit	$1,588,514	$760,571	$827,943	108.86%

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

Cash Flow Used in Operating activities:

	As of November 30, 2012	As of November 30, 2011	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$(503,712)	$(6,088)	$497,624	8,173.85%
Net cash provided by (used in) investing activities	$-	$-	$-	-
Net cash provided by (used by) financing activities	$512,309	$(18,980)	$531,289	2,799.18%

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

XUN ENERGY, INC.

Date: January 17, 2014	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Executive Officer (principal executive officer)

Date: January 17, 2014	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Financial Officer (principal financial officer and principal accounting officer)