Form 10-Q/A
period 2013-02-28
Xun Energy, Inc.
filed 2014-01-21
CIK 1435936

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2013 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission (SEC) on April 19, 2013, for the purpose of submitting the interactive data files required by Item 601(b)(101) of Regulation S-K, which we may have changed titles or headings in the Notes To Financial Statements in order to comply with US GAAP Taxonomy.  In addition to the interactive data files, we amended the format (layout) of the CONSOLIDATED STATEMENTS OF CASH FLOWS, disclosures in SUPPLEMNTAL DISCLOSURE WITH RESPECT TO CASH FLOWS;  NOTE 7: RELATED PARY TRANSACTIONS; NOTE 13: LOAN PAYABLE; NOTE 14: LONG TERM LIABILITIES - NOTES - 3 YEARS AND LESS; NOTE 15: LONG TERM LIABILITIES - NOTES - 3 YEARS AND LESS - RELATED PARTY; NOTE 16, FAIR VALUE OF FINANCIAL ISNTRUCTMENTS; NOTE 19: EXECUTIVE AND BOARD COMPENSATION and we have incorporated by reference to previously filed documents all exhibits required by Item 601 of Regulation S-K.. The updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007)
(Unaudited)
(Expressed in U.S. dollars)

	For the three months ended February 28 2013	For the three months ended February 28 2012	For the nine months ended February 28 2013	For the nine months ended February 28 2012	December 20, 2007 (Inception) To February 28, 2013
Revenue
Revenue - Operations	$-	$-	$-	$-	$4,637
Total Revenue	$-	$-	$-	$-	$4,637

Cost of Goods Sold	$-	$-	$-	$-	$1,653

Gross Profit	$-	$-	$-	$-	$2,984

Expenses
General and Administrative	$563,126	$124,133	$1,166,155	$320,232	$2,438,768
Loss before income taxes	$(563,126)	$(124,133)	$(1,166,155)	$(320,232)	$(2,435,784)

Other income (expense)	$(14,116)	$(171)	$(30,321)	$(20,217)	$(461,802)

Provision for Income Taxes	$-	$-	$-	$-	$-

Net (Loss)	$(577,242)	$(124,304)	$(1,196,477)	$(340,450)	$(2,897,586)

Basic and Diluted
(Loss) per Common Shares	a	a	a	a

Weighted Average
Number of Common Shares*1	363,533,551	312,557,743	349,784,346	312,557,743

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

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007)
(Unaudited)

(Expressed in U.S. dollars)

		For the nine months ended February 28, 2013		For the nine months ended February 28, 2012		December 20, 2007 (Inception) to February 28, 2013
Net Cash Provided by (Used in) Operating Activities
Net Income (Loss), Including Portion Attributable to Noncontrolling Interest		$(1,196,477)		$(340,450)		$(2,897,585)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities
Adjustments, Noncash Items, to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities
Share based - compensation		$7,958		$-		$22,210
Share based - interest		$4,473		$5,768		$7,958
Share based - financial services		$782,500		$-		$857,500
Non-cash amortization - debt discount		$79,182		$-		$79,182
Non-cash - Inventory		$-		$-		$283
Gain on debt extinguishment		$(2,432)		$-		$(2,342)
Corporate Overhead allocated to Fixed Assets		$(58,500)		$-		$(60,822)
Depletion		$-		$-		$835
Other Current Assets		$7,557		$-		$(400,460)
Accrued Interest		$24,934		$516		$25,744
Adjustments, Noncash Items, to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities		$845,671		$6,284		$530,088
Increase (Decrease) in Operating Capital
Increase (Decrease) in Operating Assets
Accounts receivable and accrued receivables		$-		$-		$18,840
Oil and Gas leases impairment		$-		$-		$5,583
Oil and Gas leases fortetures		$-		$19,701		$399,743
Reclamation Bonds returned		$500		$-		$500
Increase (Decrease) in Operating Assets		$500		$19,701		$424,666
Increase (Decrease) in Operating Liabilities	$		$		$
Accounts payable and accrued liabilities		$639,476		$308,150		$1,676,144
Increase (Decrease) in Operating Liabilities		$639,476		$308,150		$1,676,144
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities		$1,485,737		$334,135		$2,630,899
Net Cash Provided by (Used in) Operating Activities		$289,260		$(6,315)		$(266,687)
Net Cash Provided by (Used in) Investing Activities			$		$
Payments to Acquire Property, Plant, and Equipment		$(835,000)		$-		$(852,637)
Payments to Acquire Intangible Assets		$-		$(430,170)		$(5,773)
Payments to Acquire Other Productive Assets		$-		$-		$(500)
Net Cash Provided by (Used in) Investing Activities		$(835,000)		$(430,170)		$(858,910)
Net Cash Provided by (Used in) Financing Activities			$		$
Proceeds from issuance of common stock		$10,000		$-		$170,208
Repayments of Short-term Debt		$(20,500)		$(25,000)		$(137,142)
Proceeds from Short-term Debt		$556,309		$436,595		$1,092,599
Net Cash Provided by (Used in) Financing Activities		$545,809		$411,595		$1,125,665
Cash and Cash Equivalents, Period Increase (Decrease)		$69		$(24,890)		$69
Cash and Cash Equivalents, beginning of period		$-		$25,069		$-
Cash and Cash Equivalents, at end of period		$69		$179		$69

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007)
(Unaudited)

(Expressed in U.S. dollars)

	For the nine months ended February 28, 2013	For the nine months ended February 28, 2012	December 20, 2007 (Inception) to February 28, 2013
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$222
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Convertible Promissory Note - non-cash capitalization	$10,000	$-	$10,000
Prepaid Expenses - non-cash capitalization	$910,000	$-	$1,810,000
Purchase of Intangible Assets - non-cash capitalization	$585,000	$-	$585,000
Common Stock issued for repayment of loans	$249,720	$-	$249,720

The accompanying notes are an integral part of these consolidated financial statements.

6A

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

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements of Xun Energy, Inc. as of February 28, 2013, and for the nine months then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Xun Energy, Inc.’s consolidated financial position as of February 28, 2013, and the results of its consolidated operations and its cash flows for the nine months ended February 28, 2013, and 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2013. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of May 31, 2012, filed with the SEC for additional information, including significant accounting policies.

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

The Schedule of  Plant, Property and Equipment details are as follows:

Schedule of Plant, Property and Equipment

Description	February 28, 2013	May 31, 2012
Work in Progress-Intangible	$694,035	$0
Work in Progress-Tangible	$140,965	$0
Rights (leases)	$107,250	$0
Subtotal	$942,250	$0
Depletion	$0	$0
Depreciation	$0	$0
Net Plant - Oil Wells, End of period	$942,250	$0

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

The detailed Schedule of Oil and Gas Rights are as follows:

Schedule of Oil and Gas Rights

Description	February 28, 2013	May 31, 2012
Oil and Gas Leases: Beginning of year	$0	$5,583
Acquisitions/Work in Progress	$643,500	$399,743
Subtotal	$643,500	$405,326
Capitalized as Fixed Assets	$(107,250)	$0
Forfeitures during the period	$0	$(5,583)
Impairments during the period	$0	$(399,743)
Oil and Gas Leases: Ending Balance	$536,250	$0

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

The Schedule of Other Current Assets are as follows:

Schedule of Other Current Assets

Other Current Assets	February 28, 2013	May 31, 2012
Other Current Assets, Beginning Balance	$833,274	$0
Prepaid Legal	$(7,556)	$8,174
Prepaid Financial Services	$910,000	$900,000
Less: Amortization	(782,500)	(75,000)
Other Current Assets, Balance end of period	$953,218	$833,274

NOTE 4: OTHER ASSETS

The Schedule of Other Assets are as follows:

Schedule of Other Assets

Description - Other Assets	February 28, 2013	May 31, 2012
Rights - Oil and Gas Leases	$536,250	$0
Trademarks	$20	$20
Incorporation Costs	$170	$170
Bonds	$0	$500
Total Other Assets	$536,440	$690

NOTE 5. ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of February 28. 2013.

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

Prior to June 1, 2011, our President, CEO and Director, Jerry G. Mikolajczyk, performed services for the Company on a consulting contract through a consulting agency, Comtax Services, Inc. (Comtax). From April 1, 2010 to February 28, 2011, Comtax charged a fixed monthly fee of $2,500, a minimum of 10 hours per month for Mr. Mikolajczyk, an aggregate of $27,500 for the 11 months for Mr. Mikolajczyk’s services to the Company. For the period March 1, 2011 to May 31, 2011, Comtax charged the Company an aggregate of $387,275 (1,106.5 hours) for the services of Mr. Mikolajczyk plus $10,974 in travel expenses Mr. Mikolajczyk incurred on behalf of the Company. On October 31, 2012, Comtax assigned the trade payables to Mr. Mikolajczyk d/b/a/ Lighthouse Investments, as unsecured Promissory Notes. The Promissory Notes, an aggregate of $398,249, are non-interest bearing with no due date. Mr. Mikolajczyk was an officer of Comtax until his resignation on May 31, 2011 and terminated his consulting contract with Comtax as of May 31, 2011 prior to accepting his executive and director positions with the Company.

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

NOTE 9. NET OPERATING LOSSES

As of February 28, 2013, the Company has a net operating loss carry-forward of approximately $2,897,586, which will expire 20 years from the date the loss was incurred.

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

On May 31, 2011, Mr. Jerry G. Mikolajczyk, the Company's President, CEO and Director, acquired 180,000,000 common stock shares of the Company from Mr. Peter Matousek, former President, CEO and Director of the Company. The acquisition by Mr. Mikolajczyk gave him control of 57.6% of the issued and outstanding shares of the Company. Subsequent to May 31, 2011, Mr. Mikolajczyk acquired additional shares directly and indirectly in the Company. As of Mr. Mikolajczyk’s last Form 4 filed with the SEC on December 21, 2012, Mr. Mikolajczyk is beneficial owner of 188,534,421 (51.87%) of the issued and outstanding shares of the Company as of February 28, 2013.

NOTE 13: LOANS PAYABLE

The Company has loans in the amount of $394,248, non-interest bearing and unsecured, with our President, CEO and Director, Jerry G. Mikolajczyk d/b/a Lighthouse Investments.

CPN#1 - The Company issued an unsecured one year 10% Convertible Promissory Note (CPN#1) on October 19, 2012 due on October 19, 2013 for $50,000. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to % of the Market Price. Market Price is the average of the lowest three (3) Closing Prices for the Common Stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice as reported on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded). The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 18% per annum should the Company default on the CPN#1. The Company may prepay CPN#1 equal to 150% of the unpaid principle and accrued and unpaid interest. As of February 28, 2013, the CPN#1 has a principle amount of $40,000 with CPN accrued interest of $1,484. The Creditor converted $10,000 of CPN#1 for 2,591,361 shares of common stock of the Company. On January 9, 2013, CPN#1was amended to have a floor price of $0.0001.

CPN#2 - The Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#2) on October 26, 2012 due on July 29, 2013 for $32,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 55% of the Market Price. "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#2.   The Company may prepay CPN#2 at any time for the period beginning on the date of the CPN#2 and ending on the date which is ninety (90) days following the date of the CPN#2, the CPN#2 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#2 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#2 and ending on the date which is one hundred twenty (120) days following the date of CPN#2, the Company may prepay the CPN#2 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#2 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#2 and ending on one hundred eighty (180) days following the date of this CPN#2, the Company may prepay the CPN#2 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#2 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#2, the Company shall have no right of prepayment. As of February 28, 2013, the Company accrued interest of $890. On January 9, 2013, CPN#2 was amended to have a floor price of $0.00005.

CPN#3 - The Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#3) on December 6, 2012 due on September 10, 2013 for $37,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 55% of the Market Price. "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#3. The Company may prepay CPN#3 at any time for the period beginning on the date of the CPN#3 and ending on the date which is ninety (90) days following the date of the CPN#3, the CPN#3 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#3 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#3 and ending on the date which is one hundred twenty (120) days following the date of CPN#3, the Company may prepay the CPN#3 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#3 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#3 and ending on one hundred eighty (180) days following the date of this CPN#3, the Company may prepay the CPN#3 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#3 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#3, the Company shall have no right of prepayment. As of February 28, 2013, the Company accrued interest of $990.  On January 9, 2013, CPN#3 was amended to have a floor price of $0.00005.

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

As of February 28, 2013, the Company accrued interest of $8,360.

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

As of February 28, 2013, the Company accrued interest of $1,529.

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

CPN#7 - On June 25, 2012, the Company issued an unsecured Promissory Note for $25,000 to a 3rd party due on July 16, 2012 with a default penalty of $2,500, default interest at 20% per annum plus late fees. The Promissory Note was renegotiated with a due date of December 31, 2012. The Company paid the 3rd party $7,958.04 in interest, default fees and late fees for the period June 25, 2012 and December 31, 2012. The Company amended the $25,000 Promissory Note plus default penalty of  $2,500 to an unsecured one year 20% Convertible Promissory Note (CPN#7) effective January 1, 2013 due on August 1, 2013. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at the Conversion Price which shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company's securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price is 80% of the Market Price. "Market Price" means the average of the Closing Prices (as defined below) for the Common Stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Company via facsimile (the "Conversion Date"). "Closing Price" means, for any security as of any date, the closing price on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded). The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company may prepay CPN#6 in advance in full or in part at any time and from time to time without premium or penalty. "Fixed Conversion Price" shall mean $0.0001. As of February 28, 2013, the Company accrued interest of $3,389.

On February 14, 2012, the Company accrued a contingent liability of $30,000, for Altmann Revocable Living Trust, Rlt., accruing interest at 8%, is unsecured, and is contingent upon ALRT providing documentation supporting the claim of investment in the West Crockett Oil and Gas Project. As of February 28, 2013, the Company accrued interest of $2,499.

ASC DISCLOSURE

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total debt discounts of $249,720, and $0 for the variable conversion feature of the convertible debts incurred during the period ended February 28, 2013, and year ended May 31, 2012, respectively. The discount will be amortized to debt discount over the term of the debentures using the effective interest method. The Company recorded $79,182and $0 of debt discount expense pursuant to the amortization of the convertible promissory note discounts during the period ended February 28, 2013, and year ended May 31, 2012, respectively. The Company recorded $24,671 and $0 of accrued interest payable for convertible promissory notes the during the period ended February 28, 2013, and year ended May 31, 2012, respectively.

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

NOTE 14: LONG TERM LIABILITIES – NOTES – 3 YEARS AND LESS

On March 28, 2011, the Company entered into Redemption Agreement with Peter Matousek, the Company’s president and director, which provides in part for the Company to redeem from Mr. Matousek a total of 140 million shares of the Company’s common stock at a price of $87,500 or $0.000625 per share. On May 31, 2011, Mr. Matousek assigned the Note Payable to Comtax Services, Inc. As of February 28, 2013 the Company accrued $927 interest.

Also on March 28, 2011, the Company entered into similar redemption agreements with three 3rd party shareholders, which in total provide for the redemption of 45 million shares of the Company’s common stock at a price of $28,125 or $0.000625 per share.

The terms of the stock redemption, agreement is a non-callable 3-year note. The principal will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maturity Date”). Principal plus all accrued interest will be due on the Maturity Date. As of February 28, 2013 the Company accrued $298interest.

NOTE 15: LONG TERM LIABILITIES – NOTES – 3 YEARS AND LESS – RELATED PARTY

Our President, CEO and Director, Mr. Jerry G. Mikolajczyk, acquired 100% interest in Womack Holdings, Inc. on July 15, 2011. Womack Holdings, Inc. holds a Note Payable by the Company. The Note Payable is in the amount of $9,375. The principal, $9,375, will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maurity Date”). Principal plus all accrued interest will be due on the Maturity Date. As of February 28, 2013 the Company accrued $99 interest.

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

As of  February 28, 2013 and May 31, 2012,  the carrying value of accounts payable and loans approximated fair value due to the short-term nature and maturity of these instruments.

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

The table below represents the shares issued or reserved to the Board with the 5-Day Average Share Closing Price:

Schedule of Board Compensation

Month	Board Shares Approved, Not Issued	Board Shares Issued	5 Day Average Share Closing Price	Cost Base
June	0	15,000	$0.0380	$570.00
July	0	15,000	$0.0440	$660.00
August	0	15,000	$0.0390	$585.00
Quarter Total	0	45,000	$.04033	$1,815.00
September	15,000	0	$0.0232	$348.00
October	15,000	0	$0.0077	$115.50
November	15,000	0	$0.0059	$88.50
Quarter Total	45,000	0	0.01227	$552.00
December	15,000	0	$0.00774	$116.10
January	15,000	0	$0.00982	$147.30
February	15,000	0	$0.01522	$228.30
Quarter Total	45,000	0	$0.01093	$491.70
Year Total	90,000	45,000	$0.02118	$2,858.70

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

The changes in our capital resources at February 28, 2013 compared with February 29, 2012 are:

	February 28, 2013	February 29, 2012	Increase (Decrease)	Percentage Change
Cash	$69	$179	$(110)	61.30%
Current Assets	$953,287	$179	$953,108	532,462.78%
Total Assets	$2,431,977	$435,974	$1,996,003	457.83%
Current Liabilities	$2,495,483	$1,315,052	$1,180,431	89.76%
Total Liabilities	$2,621,807	$1,440,689	$1,181,118	81.98%
Working Capital Deficit	$1,542,196	$1,314,873	$227,323	17.29%

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

Cash Flow Used in Operating activities:

	February 28, 2013	February 29, 2012	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$289,260	$(6,315)	$295,575	4,680.53%
Net cash provided by (used in) investing activities	$(835,000)	$(430,170)	$(404,830)	94.11%
Net cash provided by (used by) financing activities	$545,809	$411,595	$134,214	32.61%

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

XUN ENERGY, INC.

Date: January 21, 2004	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Executive Officer (principal executive officer)

Date: January 21, 2004	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Financial Officer (principal financial officer and principal accounting officer)