Form 10-Q
period 2013-11-30
Xun Energy, Inc.
filed 2014-01-21
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).    Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 1,445,370,556 shares of common stock are issued and outstanding as of January 21, 2014.

XUN ENERGY, INC.

INDEX

PART I. – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets at November 30, 2013 (unaudited) and May 31, 2013 (audited)	3

	Unaudited Consolidated Statement of Operations for the Three and Six Months ended November 30, 2013 and November 30, 2012 and from Inception (December 20, 2007) to November 30, 2013	4

	Consolidated Statements of Stockholders Equity (Deficit) from Inception (December 20, 2007) to November 30, 2013 (unaudited)	5

	Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2013 and November 30, 2012 and Cumulative since Inception to November 30, 2013 (unaudited)	6

	Supplemental Disclosure With Respect To Cash Flows for the Six Months Ended November 30, 2013 and November 30, 2012 and Cumulative since Inception to November 30, 2013 (unaudited)	8

	Notes to Interim Consolidated Financial Statements as of November 30, 2013	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	35

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	44

Item 4.	Controls and Procedures	44

	PART II. – OTHER INFORMATION

Item 1	Legal Proceedings.	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	45

Item 3.	Defaults Upon Senior Securities.	46

Item 4.	Mine Safety Disclosures.	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

ITEM 1.      FINANCIAL STATEMENTS

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
As of NOVEMBER 30, 2013 and MAY 31, 2013
(Expressed in U.S. dollars)

	November 30, 2013	May 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$409	$23,400
Other Current Assets	$3,482	$981,000
Total Current Assets	$3,891	$1,004,400
Fixed Assets:
Property, Plant and Equipment	942,250	942,250
Total Property, Plant and Equipment	$942,250	$942,250
Other Assets:
Intangible Assets - Legal and Contractual
Rights - Oil and Gas Leases	$536,250	$536,250
Incorporation Costs	$-	$70
Total Legal and Contractual	$536,250	$536,320
Total Intangible Assets	$536,250	$536,320
Total Other Assets	$536,250	$536,320
Total Assets	$1,482,391	$2,482,970
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$1,871,109	$2,083,337
Loans payable	$545,091	$544,746
Convertible Promissory Notes, net of discount	$467,477	$393,818
Total Current Liabilities	$2,883,677	$3,021,901
Stockholders' Equity (Deficit):
Preferred Stock, par value $0.0001, 50,000,000 shares authorized,
none issued and outstanding	$-	$-
Common Stock, par value $0.0001, 5,000,000,000 shares authorized,
927,373,890 and 385,460,240 shares issued and outstanding, respectively	$92,737	$38,546
Paid in Capital	$2,167,060	$2,876,422
Accumulated Deficit	$(3,661,083)	$(3,453,899)
Total Stockholders' Equity (Deficit)	$(1,401,286)	$(538,931)
Total Liabilities and Stockholders' Equity (Deficit)	$1,482,391	$2,482,970

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012
AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007) TO NOVEMBER 30, 2013
(UNAUDITED)
(Expressed in U.S. dollars)

	For the three months ended November 30, 2013	For the three months ended November 30, 2012	For the six months ended November 30, 2013	For the six months ended November 30, 2012	December 20, 2007 (Inception) To November 30, 2013

Revenue
Revenue - Operations	$-	$-	$-	$-	$4,637
Total Revenue	$-	$-	$-	$-	$4,637

Cost of Goods Sold	$-	$-	$-	$-	$1,653

Gross Profit	$-	$-	$-	$-	$2,984

Expenses
General and Administrative	$(353,170)	$247,262	$(51,686)	$603,030	$2,841,388
Income (Loss) before income taxes	$353,170	$(247,262)	$51,686	$(603,030)	$(2,838,404)

Other income (expense)	$(121,427)	$(7,040)	$(258,869)	$(16,205)	$(822,679)

Provision for Income Taxes	$-	$-	$-	$-	$-

Net Income (Loss)	$231,743	$(254,302)	$(207,183)	$(619,235)	$(3,661,083)

Basic and Diluted
Earnings (Loss) per Common Share	0.00031573	a	a	a

Weighted Average
Number of Common Shares*1	733,981,217	352,781,910	577,085,558	347,037,812

a = Less than ($0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

4 XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION (DECEMBER 20, 2007) TO NOVEMBER 30, 2013
(UNAUDITED)
(Expressed in U.S. dollars)

	Common Stock Shares*1	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Total Equity
Inception December 20, 2007	-	$-	$-	$-	$-
Common stock issued to Directors	400,000,000	$40,000	$(35,000)	$-	$5,000
Common stock issued - Private Placement	110,416,000	$11,042	$44,166	$-	$55,208
Net loss for the year	-	$-	$-	$(85)	$(85)
Balance, May 31, 2008	510,416,000	$51,042	$9,166	$(85)	$60,123
Net loss for the year	-	$-	$-	$(50,170)	$(50,170)
Balance, May 31, 2009	510,416,000	$51,042	$9,166	$(50,255)	$9,953
Net loss for the year	-	$-	$-	$(50,744)	$(50,744)
Balance, May 31, 2010	510,416,000	$51,042	$9,166	$(100,999)	$(40,791)
Common stock issued to Directors	75,000	$7	$9,243	$-	$9,250
Common stock issued - Asset Purchase	1,259,000	$126	$62,824	$-	$62,950
Common stock issued	741,000	$74	$36,976	$-	$37,050
Common stock issued to Consultant	10,000	$1	$1,099	$-	$1,100
Common stock retirement	(200,000,000)	$(20,000)	$(105,000)	$-	$(125,000)
Net loss for the period	-	$-	$-	$(614,593)	$(614,593)
Balance, May 31, 2011	312,501,000	$31,250	$14,308	$(715,592)	$(670,034)
Common stock issued to Directors	142,500	$14	$7,373	$-	$7,387
Common stock issued to Consultant	18,000,000	$1,800	$898,200	$-	$900,000
Net loss for the period	-	-	-	$(985,517)	$(985,517)
Balance, May 31, 2012	330,643,500	$33,064	$919,881	$(1,701,108)	$(748,164)
Common stock issued to Directors	211,129	$21	$5,409	$-	$5,430
Common stock issued for Assets	11,700,000	$1,170	$583,830	$-	$585,000
Common Stock issued to Consultants	40,281,633	$4,028	$1,845,972	$-	$1,850,000
Common stock issued to Lenders for Interest	1,165,839	$117	$11,369	$-	$11,486
Common Stock issued to reduce CPN's	19,458,139	$1,946	$28,675	$-	$30,622
Common Stock Cancelled - Note 3	(18,000,000)	$(1,800)	$(898,200)	$-	$(900,000)
Discount on CPN's	-	$-	$379,486	$-	$379,486
Net loss for the period	-	$-	$-	$(1,752,791)	$(1,752,791)
Balance, May 31, 2013	385,460,240	$38,546	$2,876,422	$(3,453,899)	$(538,931)
Common Stock issued to reduce CPN's	128,305,789	$12,831	$101,519	$-	$114,350
Common stock issued to Lenders for Interest	1,363,636	$136	$1,364	$-	$1,500
Discount on CPN's	-	$-	$55,109	$-	$55,109
Net loss for the period	-	$-	$-	$(438,927)	$(438,927)
Balance, August 31, 2013	515,129,665	$51,513	$3,034,414	$(3,892,826)	$(806,899)
Common Stock issued to reduce CPN's	418,145,389	$41,814	$58,416	$-	$100,230
Common stock issued to Lenders for Interest	14,008,836	$1,401	$4,516	$-	$5,917
Discount on CPN's	-	$-	$67,609	$-	$67,609
Common stock issued to Directors	90,000	$9	$105	$-	$114
Common Stock cancelled Consultants	(20,000,000)	$(2,000)	$(998,000)	$-	$(1,000,000)
Net income for the period	-	$-	$-	$231,743	$231,743
Balance, November 30, 2013	927,373,890	$92,737	$2,167,060	$(3,661,083)	$(1,401,286)

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2013 AND NOVEMBER 30, 2012 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007) TO NOVEMBER 30, 2013
(UNAUDITED)

(Expressed in U.S. dollars)

		For the six months ended November, 2013		For the six months ended November, 2012		December 20, 2007 (Inception) to November 30, 2013
Net Cash Provided by (Used in) Operating Activities
Net Income (Loss), Including Portion Attributable to Noncontrolling Interest		$(207,184)		$(619,235)		$(3,661,083)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities
Adjustments, Noncash Items, to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities
Share based - compensation		$114		$3,921		$23,281
Share based - interest		$9,917		$6,077		$21,402
Share based - financial services		$(1,000,000)		$455,000		$25,000
Non-cash amortization - debt discount		$114,454		$3,141		$231,404
Non-cash - Inventory		$-		$-		$283
Non-cash - Interest-discount		$116,768		$-		$116,768
Gain on debt extinguishment		$-		$-		$(30,000)
Corporate Overhead allocated to Fixed Assets		$-		$(58,500)		$(60,822)
Depletion		$-		$-		$835
Other Current Assets		$977,518		$5,446		$421,775
Accrued Interest		$20,081		$15,799		$54,595
Adjustments, Noncash Items, to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities		$238,852		$430,884		$804,521
Increase (Decrease) in Operating Capital
Increase (Decrease) in Operating Assets
Accounts receivable and accrued receivables		$-		$-		$18,840
Oil and Gas leases impairment		$-		$-		$5,583
Oil and Gas leases forfeitures		$-		$-		$399,742
Other Asset Impairment		$70		$-		$190
Bonds		$-		$500		$500
Increase (Decrease) in Operating Assets		$70		$500		$424,855
Increase (Decrease) in Operating Liabilities	$		$		$
Accounts payable and accrued liabilities		$(212,228)		$(315,861)		$1,871,109
Increase (Decrease) in Operating Liabilities		$(212,228)		$(315,861)		$1,871,109
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities		$26,694		$115,523		$3,100,485
Net Cash Provided by (Used in) Operating Activities		$(180,490)		$(503,712)		$(560,598)

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2013 AND NOVEMBER 30, 2012 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007) TO NOVEMBER 30, 2013
(UNAUDITED)

(Expressed in U.S. dollars)

	For the six months ended November, 2013	For the six months ended November, 2012	December 20, 2007 (Inception) to November 30, 2013
Net Cash Provided by (Used in) Operating Activities	$(180,490)	$(503,712)	$(560,598)
Net Cash Provided by (Used in) Investing Activities
Payments to Acquire Property, Plant, and Equipment	$-	$-	$(852,637)
Payments to Acquire Intangible Assets	$-	$-	$(5,772)
Payments to Acquire Other Productive Assets	$-	$-	$(500)
Net Cash Provided by (Used in) Investing Activities	$-	$-	$(858,909)
Net Cash Provided by (Used in) Financing Activities
Proceeds from issuance of common stock	$-	$10,000	$160,208
Repayments of Short-term Debt	$-	$(20,500)	$(127,142)
Proceeds from Short-term Debt	$157,500	$522,809	$1,386,850
Net Cash Provided by (Used in) Financing Activities	$157,500	$512,309	$1,419,916
Cash, Period Increase (Decrease)	$(22,990)	$8,597	$409
Cash, beginning of period	$23,400	$-	$-
Cash, at end of period	$409	$8,597	$409

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2013 AND NOVEMBER 30, 2012 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007) TO NOVEMBER 30, 2013 SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS
(UNAUDITED)

(Expressed in U.S. dollars)

	For the six months ended November, 2013	For the six months ended November, 2012	December 20, 2007 (Inception) to November 30, 2013
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$222
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Convertible Promissory Note - non-cash capitalization	$-	$10,000	$51,879
Prepaid Expenses - non-cash capitalization	$-	$910,000	$1,850,000
Purchase of Intangible Assets - non-cash capitalization	$-	$585,000	$585,000
Debt Discount - non cash capitalization, net	$122,718	$61,107	$450,326
Common Stock issued for repayment of loans	$214,580	$-	$297,080

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

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

On August 31, 2012, the Company acquired 30 oil and gas well locations in Venango County, Pennsylvania with an option to acquire an additional 15 oil and gas locations. Work commenced on the first 5 oil well locations on the Rice lease in Venango, County, Pennsylvania, USA in March  2013 and as of November 30, 2013 the roads and drill pads were constructed, and Rice #15 was drilled to a target depth of 1,050'. Drilling samples and observations confirmed intersecting oil bearing lenses. On September 16, 2013 the Company's operator, Vencedor Energy Partners (VEP), completed the nuclear wire line log on Rice #15 on the Rise Lease, in Venango County, PA. Verbal reports from the logging crew and staff on site were very positive when the logging tool pulled out of the well bore was covered with crude oil. On September  25, 2013 the Company's operator, Vencedor Energy Partners (VEP), reported the analysis of the wire-line log on Rice #15 on the Rise Lease, Venango County, PA. VEP reported the following:

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

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements of Xun Energy, Inc. as of November 30, 2013, and for the six months then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Xun Energy, Inc.’s consolidated financial position as of November 30, 2013, and the results of its consolidated operations and its consolidated cash flows for the six months ended November 30, 2013, and 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending May 31, 2014. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America (GAAP). Refer to the Company’s audited financial statements as of May 31, 2013, filed with the SEC for additional information, including significant accounting policies

INTERNATIONAL FINANCIAL REPORTING STANDARDS (IFRS)

The Company has adopted the International Financial Reporting Standards code of accounts. However, the Company’s consolidated statements are completed using USA GAAP.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates, and changes in these estimates are recorded when known. Significant items subject to such estimates and assumptions include, but are not limited to, the following:

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

The Schedule of  Plant, Property and Equipment details are as follows:

Schedule of Plant, Property and Equipment

Description	November 30, 2013	May 31, 2013
Work in Progress-Intangible	$942,250	$694,035
Work in Progress-Tangible	$-	$140,965
Rights (leases)	$-	$107,250
Subtotal	$-	$942,250
Depletion	$942,250	$0
Depreciation	$-	$0
Net Plant - Oil Wells, End of period	$-	$942,250

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

The Schedule of Oil and Gas Rights are as follows:

Schedule of Oil and Gas Rights

Description	November 30, 2013	May 31, 2013
Acquisitions/Work in Progress	$643,500	$643,500
Capitalized as Fixed Assets	$(107,250)	$(107,250)
Forfeitures during the period	$0	$0
Impairments during the period	$0	$0
Oil and Gas Leases, End of period	$536,250	$536,250

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

NOTE 3: OTHER CURRENT ASSETS

The Other Current Assets account consists of inventory and prepaid expenses. On August 31, 2012, the Company entered into consulting contract is with Prodigy Asset Management, Inc. (PAM) is for $1,000,000 for a 24 month period effective August 31, 2012. As one of the considerations for the services to be provided by PAM, the Company paid PAM 20 Million shares of the Company on execution of the agreement. The Company charged $1,000,000 as a prepaid financial services expense and is amortizing the prepaid expense over 24 months. On October 31, 2013 the Company and PAM mutually agreed to terminate the August 31, 2012 Financing Facilities Consulting Agreement and cancelled the 20 million shares issued to PAM and unwound the associated costs including $500,000 included as Other Current Assets.

The Schedule of Other Current Assets are as follows:

Schedule of Other Current Assets

Other Current Assets	November 30, 2013	May 31, 2013
Other Current Assets, Beginning Balance	$981,000	$833,274
Prepaid Legal	$(4,018)	$(3,274)
Prepaid Financial Services	$(973,500)	$1,336,000
Less: Amortization	0	(1,185,000)
Other Current Assets, Balance end of period	$3,482	$981,000

NOTE 4: OTHER ASSETS

The Schedule of Other Assets are as follows:

Schedule of Other Assets

Description - Other Assets	November 30, 2013	May 31, 2013
Rights - Oil and Gas Leases	$536,320	$536,250
Trademarks	$0	$0
Incorporation Costs	$-70	$70
Bonds	$0	$0
Total Other Assets	$536,250	$536,320

NOTE 5. ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not  incurred any advertising expense as of November 30, 2013.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 20, 2007) to November 30, 2013. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company issued an aggregate of 90,000 shares for the six month period ending November 30, 2013 with an average price of $0.001267 per share on November 27, 2013 to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier, refer to NOTE 17: EXECUTIVE AND BOARD COMPENSATION for additional detail.

On May 1, 2013, President, CEO and Director, Jerry G. Mikolajczyk, loaned to the Company $20,000 to be applied against the purchase of Series B Preferred Shares. The loan is unsecured and non-interest bearing.

NOTE 8.  INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During each fiscal year from 2008 thru 2014, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset of approximately $1,281,379  (assuming a 35% effective tax rate) generated by the loss carry-forward has been fully reserved as of November 30, 2013.

The Company files income tax returns in the United States, the states of Florida and Pennsylvania.

The Company did not identify any material uncertain tax positions on tax returns filed. The Company did not recognize any interest or penalties for unrecognized tax benefits.

NOTE 9. NET OPERATING LOSSES

As of November 30, 2013, the Company has a net operating loss carry-forward of $3,661,083, which will expire 20 years from the date the loss was incurred.

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

The Company issued 33,000,000 shares on August 27, 2013 for $16,500 pursuant to a Convertible Promissory Note dated October 19, 2012.

The Company issued 20,408,163 shares on September 4, 2013 for $10,000 pursuant to a Convertible Promissory Note dated October 19, 2012.

The Company issued 19,186,046 shares on September 9, 2013 for $8,250 pursuant to a Convertible Promissory Note dated October 19, 2012.

The Company issued 27,500,000 shares on September 16, 2013 for $8,250 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012.

The Company issued 26,950,185 shares on September 17, 2013 for $11,319 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012.

The Company issued 33,300,000 shares on September 20, 2013 for $10,000 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012.

The Company issued 27,272,727 shares on September 25, 2013 for $9,000 pursuant to the conversion of a Convertible Promissory Note dated January 1, 2013.

The Company issued 20,833,333 shares on October 4, 2013 for $5,000 pursuant to the conversion of a Convertible Promissory Note dated January 1, 2013.

The Company issued 37,500,000 shares on October 11, 2013 for $7,500 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012.

The Company issued 20,090,864 shares on October 11, 2013 for $5,331 and 7,589,856 shares for $2,014 for interest, both pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012.

The Company issued 34,090,909 shares on October 17, 2013 for $7,500 pursuant to the conversion of a Convertible Promissory Note dated January 1, 2013.

The Company issued 29,411,764 shares on October 31, 2013 for $5,000 pursuant to the conversion of a Convertible Promissory Note dated January 1, 2013.

The Company cancelled 20 million shares on October 31, 2013 issued to Prodigy Asset Management, LLC pursuant to the mutually agreed termination of  the August 31, 2012 Financing Facilities Consulting Agreement.

The Company issued 7,692,308 shares on November 7, 2013 for $1,000 pursuant to the conversion of a Convertible Promissory Note dated January 1, 2013.

The Company issued 45,000,000 shares on November 8, 2013 for $4,500 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012.

The Company issued 34,454,545 shares on November 14, 2013 for $3,790 pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013.

The Company issued 34,454,545 shares on November 19, 2013 for $3,790 pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013.

The Company issued an aggregate of 90,000 shares for the six month period ending November 30, 2013 with an average price of $0.001267 per share on November 27, 2013 to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier, refer to NOTE 17: EXECUTIVE AND BOARD COMPENSATION for additional detail.

The Company issued 6,418,980 shares on November 27, 2013 for $3,903 for interest pursuant to a Convertible Promissory Note dated January 1, 2013.

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

The table below represents the ownership and percentage of control by each of the new shareholders:

Schedule of Ownership and Percentage of Control

Name of Beneficial Owner	Class of Voting Stock	Number of Shares (Post Forward Split) of Voting Stock Beneficially	Percentage of Class [1]
Donald Lynch	Common Stock	80,000,000	15.67%
Peter Matousek	Common Stock	320,000,000	62.69%
All Officers & Directors As a Group (2 Persons)	Common Stock	400,000,000	78.37% [1]
[1] Note 1 - Based on 510,416,000 (post forward split) shares of Common Stock issued and outstanding.

In connection with the Agreement, there was a change in the majority of the Company’s Board of Directors. Upon the consummation of the Takeover, Marina Karpilovski, President and Director, and Michael Zazkis, Secretary, Treasurer & Director resigned and Mr. Donald Lynch was appointed as Director and Executive Officer of the Company and Mr. Peter Matousek was appointed as Director and Executive Officer of the Company.

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

As of Mr. Mikolajczyk’s last Form 4 filed with the SEC on December 16, 2013, Mr. Mikolajczyk is beneficial owner of 188,594,421 (20.34%) of the issued and outstanding shares of the Company as of November 30, 2013.

NOTE 13: LOANS PAYABLE

SHORT TERM LOANS

The Company has loans in the amount of $398,249, non-interest bearing and unsecured, with our President, CEO and Director, Jerry G. Mikolajczyk d/b/a Lighthouse Investments. The loan has no due date. The Company accrued $0 interest as of November 30, 2013.

The Company has a loan in the amount of $20,000, is non-interest bearing and unsecured, with our President, CEO and Director, Jerry G. Mikolajczyk. The loan has no due date. The Company accrued $0 interest as of November 30, 2013.

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

On May 31, 2011, Mr. Matousek assigned the unsecured Note Payable of $87,500 plus accrued interest to Comtax Services, Inc. The Company accrued $1,290 interest as of November 30, 2013.

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

On July 15, 2011, our President, CEO and Director, Jerry G. Mikolajczyk, acquired 100% interest in Womack Holdings, Inc. Womack Holdings, Inc. holds one of the four Notes payable, $9,375, by the Company. The Company accrued $138 interest as of November 30, 2013 for the Womack Holdings, Inc. Note.

Three of the four redemption agreements are to 3rd party shareholders for an aggregate of $28,125. The Company accrued $414 interest as of November 30, 2013 for the three 3rd party Notes.

Schedule of Short Terms Loans
November 30, 2013
Other Current Asset	Loan	Interest	Total Loan
Mikolajczyk, Jerry - assigned from Comtax Services, Inc.	$ 398,249	$ 0	$ 398,249
Mikolajczyk, Jerry - Deposit on Series B Preferred Stock	$ 20,000	$ 0	$ 20,000
Stock Redemption - Mikolajczyk acquisition	$ 9,375	$ 138	$ 9,513
Stock Redemption - 3rd party - assigned from Matousek	$ 87,500	$ 1,290	$ 88,790
Stock Redemption - 3rd party	$ 9,375	$ 138	$ 9,513
Stock Redemption - 3rd party	$ 9,375	$ 138	$ 9,513
Stock Redemption - 3rd party	$ 9,375	$ 138	$ 9,513
Total Short Terms Loans	$ 543,249	$ 1,842	$ 545,091

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

On April 30, 2013, Comtax Services, Inc. assigned $75,000 of the principal of CPN#4 reducing the Company's obligations for CPN#4 to $156,160.

On August 15, 2013, Comtax Services, Inc. assigned their interest in $45,000 of the principal of CPN#4 reducing the Company's obligations to Comtax Services, Inc. to $111,160 with an option for the Assignee to acquire an additional $45,505 in principal of CPN#4 plus accrued interest.

On September 20, 2013, Comtax Services, Inc. assigned their interest in $45,505 of the principal and $7,136 of the accrued interest of CPN#4 reducing the Company's obligations to Comtax Services, Inc. to $65,655. CPN Interest

As of November 30, 2013, the Company accrued interest of $12,247 for CPN#4.

CPN#4A - On August 15, 2013, the Company negotiated a Securities Exchange and Settlement Agreement (SESA) for $45,000, 10% Convertible Promissory Note (CPN#4A), previously issued on October 19, 2012, assigned from CPN#4, due on October 19, 2013. On September 20, 2013, the SESA was increased with $45,505 of the principal and $7,136 of the accrued interest of CPN#4. The SESA allows the Assignee to exchange the debt obligation of the Company in exchange for common stock of the Company pursuant to Section 3(a)(9) of the Securities Act and Rule 144. The SESA allows the Assignee to exchange the debt obligation of the Company based a discount of 50% of the average of the lowest three (3) Closing Bid prices ten (10) Trading Days immediately preceding the date upon which Assignee shall have delivered to the Company the Exchange Notice. The Exchange price shall not be below the par value, $0.0001, of the common stock of the Company, For the period ending November 30, 2013, the Assignee exchanged $67,000 of debt obligation of the Company for common stock of the Company, with principal of $23,505 and accrued interest of $7,682 remaining as a liability by the Company on CPN#4A.

On October 18, 2013, the Company amended CPN#4, which includes CPN#4A, amending the Maturity Date of CPN#4 to be October 18, 2014 with the rest and remainder of the terms and conditions of CPN#4 remaining in full force and effect without change or modification.

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

On November 30, 2013, the Company amended CPN#5 amending the Maturity Date of CPN#5 to be November 30, 2014 with the rest and remainder of the terms and conditions of CPN#5 remaining in full force and effect without change or modification.

As of November 30, 2013, the Company accrued interest of $6,200.

CPN#6 - On February 14, 2012, the Company issued a Promissory Note for $100,000 and is carrying a contingent liability of $30,000, with Altmann Revocable Living Trust, Rlt. (ALRT), totaling $130,000 which became due December 31, 2012 with interest calculated at 8% per annum. The Company amended the $100,000 Promissory Note plus accrued interest of $7,036 to an unsecured one year 8% Convertible Promissory Note (CPN#6) effective January 1, 2013 due on January 1, 2014 for $100,000 with accrued interest of $7,036. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at the Conversion Price which shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company's securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price is 80% of the Market Price. "Market Price" means the average of the Closing Prices (as defined below) for the Common Stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Company via facsimile (the "Conversion Date"). "Closing Price" means, for any security as of any date, the closing price on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded). The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company may prepay CPN#6 in advance in full or in part at any time and from time to time without premium or penalty. "Fixed Conversion Price" shall mean $0.0001. As of November 30, 2013, the Company accrued interest of $14,356.

CPN#9 - The Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#9) on May 2, 2013 due on February 6, 2014 for $32,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price (as defined herein) and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#9. The Company may prepay CPN#9 at any time for the period beginning on the date of the CPN#9 and ending on the date which is ninety (90) days following the date of the CPN#9, the CPN#9 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#9 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#9 and ending on the date which is one hundred twenty (120) days following the date of CPN#9, the Company may prepay the CPN#9 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#9 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#9 and ending on one hundred eighty (180) days following the date of this CPN#9, the Company may prepay the CPN#9 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#9 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#9, the Company shall have no right of prepayment. The floor price of $0.00005. As of November 30, 2013, $24,920 remained outstanding on the CPN and the Company accrued interest of $1,488.

CPN#10 - The Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#10) on May 13, 2013 due on February 17, 2014 for $42,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder. The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#10. The Company may prepay CPN#10 at any time for the period beginning on the date of the CPN#10 and ending on the date which is ninety (90) days following the date of the CPN#10, the CPN#10 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#10 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#10 and ending on the date which is one hundred twenty (120) days following the date of CPN#10, the Company may prepay the CPN#10 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#10 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#10 and ending on one hundred eighty (180) days following the date of this CPN#10, the Company may prepay the CPN#10 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#10 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#10, the Company shall have no right of prepayment. The floor price of $0.00005. As of November 30, 2013, the Company accrued interest of $1,872.

CPN#11 - The Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#11) on May 29, 2013 due on March 1, 2014 for $37,750. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) shall equal the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).  The "Variable Conversion Price" shall mean 57.5% multiplied by the Market Price (as defined herein) (representing a discount rate of 42.5%).  “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  “Trading Price” means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board (the “OTCQB”), OTCQB or applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by the Holder or, if the OTCQB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc.  In the case that the Company’s Common Stock is not deliverable by DWAC, an additional 5% discount will apply.  In the case that the Company’s Common Stock is “chilled” for deposit into the DTC system and only eligible for clearing deposit, an additional 7.5% discount shall apply.  If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Company and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes.  “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCQB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being traded.  “Fixed Conversion Price” shall mean $0.00005. The Company may prepay the amounts outstanding hereunder pursuant to the following terms and conditions:  (I) at any time during the period beginning on the Issue Date and ending on the date which is thirty (30) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 125%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of  CPN#11 plus (y) Default Interest; (II) at any time during the period beginning the day which is thirty one (31) days following the Issue Date and ending on the date which is sixty (60) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 130%, multiplied by the sum of: (w) the then outstanding principal amount of  CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#11 plus (y) Default Interest; (III) at any time during the period beginning the day which is sixty one (61) days following the Issue Date and ending on the date which is ninety(90) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 135%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of  CPN#11 plus (y) Default Interest; (IV) at any time during the period beginning the day which is ninety one (91) days following the Issue Date and ending on the date which is one hundred twenty (120) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 140%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#11 plus (y) Default Interest; (V) at any time during the period beginning the day which is one hundred twenty one (121) days following the Issue Date and ending on the date which is one hundred fifty (150) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 145%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#11 plus (y) Default Interest; (VI) at any time during the period beginning the day which is one hundred fifty one (151) days following the Issue Date and ending on the date which is one hundred eighty (180) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 150%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#11 plus (y) Default Interest; (VII) after the expiration of one hundred eighty (180) following the date of CPN#11, the Company shall have no right of prepayment. As of November 30, 2013, the Company accrued interest of $1,531.

CPN#12 - On June 5, 2013, the Company issued an unsecured Convertible Promissory Note (CPN#12) for $250,000 plus accrued and unpaid interest and other fees with a $25,000 original issue discount (the “OID”). The Note Holder paid $25,000 consideration on closing of CPN#12 (CPN#12A). On September 26, 2013, the Company drew down an additional $25,000 on CPN#12. The Note Holder may pay additional consideration to the Company in such amounts and at such dates as Note Holder may choose in its sole discretion. The Maturity Date is one year from the effective date of each payment (the “Maturity Date”) and is the date upon which the Principal Sum of the Note, as well as any unpaid interest and other fees, shall be due and payable. The Conversion Price is the lesser of $0.006 or 60% of the average of the two lowest trade prices in the 25 trading days previous to the conversion, but no lower than $0.00005 (in the case that conversion shares are not deliverable by DWAC an additional 10% discount will apply; and if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit an additional 5% discount shall apply; in the case of both an additional cumulative 15% discount shall apply). Unless otherwise agreed in writing by both parties, at no time will the Note Holder convert any amount of the Note into common stock that would result in the Note Holder owning more than 4.99% of the common stock outstanding. The Company may repay the CPN at any time on or before 90 days from the effective date, after which the Company may not make further payments on the CPN prior to the Maturity Date without written approval from Note Holder. If the Company repays the CPN on or before 90 days from the effective date, the Interest Rate shall be zero percent (0%). If the Company does not repay the CPN on or before 90 days from the effective date, a one-time Interest charge of 12% shall be applied to the Principal Sum. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by Borrower.

CPN#12 is structured to be advanced to the Company at the discretion of the Note Holder. The Company has drawn down $50,000 of the $225,000 allowable, is obligated to pay $5,556 of the OID ($50,000/$225,000 x $25,000 (OID)) and a one time interest $3,333 fee for an aggregate of $58,889. As of November 30, 2013, the Company expensed interest of $2,006 of the prepaid interest of $2,778 with a remaining prepaid interest of ($772).

CPN#13 - On July 2, 2013, the Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#13) due on April 8, 2014 for $32,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#13. The Company may prepay CPN#13 at any time for the period beginning on the date of the CPN#13 and ending on the date which is ninety (90) days following the date of the CPN#13, the CPN#13 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#13 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#13 and ending on the date which is one hundred twenty (120) days following the date of CPN#13, the Company may prepay the CPN#13 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#13 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#13 and ending on one hundred eighty (180) days following the date of this CPN#13, the Company may prepay the CPN#13 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#13 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#13, the Company shall have no right of prepayment. The floor price of $0.00005. As of November 30, 2013, the Company accrued interest of $1,076.

CPN#14 - On August 1, 2013, the Company issued an unsecured 7 month 8% Convertible Promissory Note (CPN#14) due on March 1, 2014 for $15,000 for value of services rendered. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder. The note holder may convert all or a portion of the principal amount of CPN#14 into shares of Common Stock at a Conversion Price for each share of Common Stock equal to the higher of (a) $0.0001 subject to adjustment for any future stock splits, reverse stock split, stock dividend, etc., or (b) the Current Market Price multiplied by sixty percent (60%) (the "Conversion Price"). "Current Market Price" means the average of the three lowest closing bid price for the Common Stock as reported by Bloomberg, LP or, if not so reported, as reported on the over-the-counter market, for the five (5) trading days ending on the trading day immediately before the relevant Conversion Date. The Company may prepay CPN#14 without any penalty. As of November 30, 2013, the Company accrued interest of $398.

CPN#15 - On August 29, 2013, the Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#15) due on June 3, 2014 for $32,500. The funds were deposited on September 12, 2013. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#15. The Company may prepay CPN#15 at any time for the period beginning on the date of the CPN#15 and ending on the date which is ninety (90) days following the date of the CPN#15, the CPN#15 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#15 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#15 and ending on the date which is one hundred twenty (120) days following the date of CPN#15, the Company may prepay the CPN#15 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#15 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#15 and ending on one hundred eighty (180) days following the date of this CPN#15, the Company may prepay the CPN#15 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#15 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#15, the Company shall have no right of prepayment. The floor price of $0.00005. As of November 30, 2013, the Company accrued interest of $563.

CPN#16 - On September 30, 2013, the Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#16) due on July 2, 2014 for $27,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#16. The Company may prepay CPN#16 at any time for the period beginning on the date of the CPN#16 and ending on the date which is ninety (90) days following the date of the CPN#16, the CPN#16 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#16 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#16 and ending on the date which is one hundred twenty (120) days following the date of CPN#16, the Company may prepay the CPN#16 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#16 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#16 and ending on one hundred eighty (180) days following the date of this CPN#16, the Company may prepay the CPN#16 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#16 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#16, the Company shall have no right of prepayment. The floor price of $0.00005. As of November 30, 2013, the Company accrued interest of $271.

ASC DISCLOSURE

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total debt discounts of $122,718, and $379,486 for the variable conversion feature of the convertible debts incurred during the six months ended November 30, 2013 and the fiscal year ended May 31, 2013, respectively. As of November 30, 2013, the debt discount on the CPN's was $102,154 and $210,657 as of May 31, 2013. The discount will be amortized to debt discount over the term of the debentures using the effective interest method. The Company recorded $114,454 and $116,768 of debt discount expense pursuant to the amortization of the convertible promissory note discounts during the six months ended November 30, 2013 and the fiscal year ended May 31, 2013, respectively. The Company recorded $19,737 and $33,064 of interest expense for convertible promissory notes the during the six months ended November 30, 2013 and the fiscal year ended May 31, 2013, respectively.

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

As of November 30, 2013 and May 31, 2013, the carrying value of accounts payable and loans approximated fair value due to the short-term nature and maturity of these instruments.

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

The Company issued an aggregate of 90,000 shares for the six month period ending November 30, 2013 with an average price of $0.001267 per share on November 27, 2013 to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier.

The Schedule of Board Compensation below represents the shares issued or approved to the Board with the 5-Day Average Share Closing Price for each month during the six months ending November 30, 2013:

Schedule of Board Compensation

Month	Board Shares Approved, Not Issued	Board Shares Issued	5 Day Average Share Closing Price	Cost Base
June	0	15,000	$0.00274	$41.10
July	0	15,000	$0.00222	$33.30
August	0	15,000	$0.00112	$16.80
Quarter Total	0	45,000	$0.00203	$91.20
September	0	15,000	$0.00094	$14.10
October	0	15,000	$0.00038	$5.70
November	0	15,000	$0.00020	$3.00
Quarter Total	0	45,000	$0.00051	$22.80
Year Total	0	90,000	$0.00127	$114.00

The following Schedule of Executive Compensation discloses compensation paid/accrued during the six months ended November 30, 2013 to the Company’s Officers and the most highly compensated executive officer whose total compensation exceeded $100,000 for the period ended November 30, 2013 (Collectively, the “Named Executive Officers”). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid/accrued to the Named Executive Officers during the period.

2014 Schedule of Executive Compensation
Through to November 30, 2013
Name and Principal Position	Salary[1]	Bonus	Stock Award	Option Awards	Total Salary
Jerry G. Mikolajczyk, President/CEO/CFO	$60,000	0	0	0	$60,000
Wayne St. Cyr, Executive Vice President	$60,000	0	0	0	$60,000
Peter Matousek, VP-Investor Relations	$45,000	0	0	0	$45,000
Dr. William D. Spier, Treasurer	$45,000	0	0	0	$45,000

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

The Company has recognized losses, at cost, in the financial statements for the period ended May 31, 2012 and legal costs for the period ending November 30, 2013.

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

The Agreement allows the Company to have the exclusive right to explore, operate, produce all naturally-occurring oil, gas, casing-head gas or gasoline, gas condensate and/or all other liquid or gaseous hydrocarbons and other marketable or non-marketable substances produced (Oil and Gas) from Oil and Gas deposits contained within and under the well location and any and all other rights and privileges necessary, incident to, or convenient for the economical operation of the well location and other lands for the production of Oil and Gas to the Company. A well location is defined as a circle having a radius of 150 feet with the well, to a depth as allowed in the Master Lease, at the center thereof.

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

NOTE 22: FINANCING AGREEMENTS

On May 7, 2013, the Company entered into a reserve equity financing agreement (the “Financing Agreement”) with AGS Capital Group, LLC, (“AGS”). Pursuant to the Financing Agreement, the Company has the right, but not the obligation, to issue $15,000,000 of the Company’s common stock to AGS over the course of 3 years. The Company has full control and discretion over the timing and amount of any shares that they sell to AGS when the Market Price, as defined in the Financing Agreement, is $0.50 or higher per share. For each advance, the Company may issue an amount of stock up to $250,000. Such advance will not exceed more than 200% of the average daily trading volume for the previous 10 trading days. The purchase price of the shares shall be set at ninety percent (90%) of the average of the three (3) lowest closing bid prices of the stock during the ten (10) consecutive weekday trading days (the “Pricing Period”) immediately after the date on which the Company provides an advance notice. The Company, at its option, may select a safety net price for any specified advance which the Company will not sell shares to AGS under that advance when the Purchase Price (Market Price less 10% discount) falls below such safety net price during the Pricing Period. The Company issued 4,081,633 shares of common stock as a commitment fee deposit towards the commitment fee of $40,000 to be deducted from the first advance.

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

On November 27, 2013, the Company amended the reserve equity financing agreement (the “Amendment”) with AGS. The amendment clarifies Section 2.1, Advances to include a new defined term, “Exercise Market Price,” which shall mean the average of the 3 lowest Closing Bid Prices of the Company’s Common Stock prior to any Advance Notice Date. The Amendment did not further change or amend the terms and conditions of the Amended and Restated Reserve Equity Financing Agreement (the Financing Agreement"), between the Company and AGS dated July 11, 2013.

NOTE 23: SUBSEQUENT EVENTS

The Company issued 90,000,000 shares on December 3, 2013 for 9,000 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 34,333,333 shares on December 11, 2013 for $2,060 pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 34,000,000 shares on December 12, 2013 for $1,700 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

On December 16, 2013 the Company filed an amended Registration Statement, Form S-1/A,  registering  the shares of common stock of the Company as follows:

1. 33,333,334 shares of the Company's common stock (the “Put Shares”) that the Company will put to AGS pursuant to Financing Agreement between AGS and the Company, dated November 27, 2013, and
2. 4,081,633 commitment shares of the Company's common stock the Company paid to AGS as a fee for providing the facility.

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

The Company issued 34,333,333 shares on December 16, 2013 for $2,060 pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 100,000,000 shares on December 18, 2013 for $10,000 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 46,500,000 shares on December 23, 2013 for $2441 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 122,830,000 shares on January 6, 2014 for $12,238 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 56,000,000 shares on January 15, 2014 for $2,800 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

On January 16, 2014 the Company filed an amended Registration Statement, Form S-1/A,  registering  the shares of common stock of the Company as follows:

1. 33,333,334 shares of the Company's common stock (the “Put Shares”) that the Company will put to AGS pursuant to Financing Agreement between AGS and the Company, dated November 27, 2013, and
2. 4,081,633 commitment shares of the Company's common stock the Company paid to AGS as a fee for providing the facility.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2013 contains “forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify  forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

As of November 30, 2013, the Company paid for the construction of the tank battery and tanks and is waiting for the Company's Operator to complete the construction of the tank battery pad, deliver and install the 210 barrel storage tank for the crude oil.

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

Subsequent Events:

The Company issued 90,000,000 shares on December 3, 2013 for 9,000 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 34,333,333 shares on December 11, 2013 for $2,060 pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 34,000,000 shares on December 12, 2013 for $1,700 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

On December 16, 2013 the Company filed an amended Registration Statement, Form S-1/A,  registering  the shares of common stock of the Company as follows:

1. 33,333,334 shares of the Company's common stock (the “Put Shares”) that the Company will put to AGS pursuant to Financing Agreement between AGS and the Company, dated November 27, 2013, and
2. 4,081,633 commitment shares of the Company's common stock the Company paid to AGS as a fee for providing the facility.

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

The Company issued 34,333,333 shares on December 16, 2013 for $2,060 pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 100,000,000 shares on December 18, 2013 for $10,000 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 46,500,000 shares on December 23, 2013 for $2441 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 122,830,000 shares on January 6, 2014 for $12,238 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 56,000,000 shares on January 15, 2014 for $2,800 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

On January 16, 2014 the Company filed an amended Registration Statement, Form S-1/A,  registering  the shares of common stock of the Company as follows:

1. 33,333,334 shares of the Company's common stock (the “Put Shares”) that the Company will put to AGS pursuant to Financing Agreement between AGS and the Company, dated November 27, 2013, and
2. 4,081,633 commitment shares of the Company's common stock the Company paid to AGS as a fee for providing the facility.

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

Our acquisition of the 30 oil and gas well locations, with the option for an additional 15 oil and gas well locations, in Venango County, Pennsylvania on August 31, 2012 will require $7,500,000 to complete the drilling and completions program. We have not completed our financing to be able to pay for the 30 oil and gas well drilling and completions program. We have an agreement with AGS Capital Group, LLC for a $15 Million Reserve Equity Financing (REF) which requires the Company to register 37 Million shares with the SEC. There is no guarantee that the Company will be successful in registering the 37 Million shares with the SEC or any guarantee that the Company will be successful in drawing down on the REF.

We have applied for a $5 Million Small Business Administration (SBA) loan for the 30 oil and gas well program in Venango County, Pennsylvania. There is no guarantee that the Company will be approved for an SBA Loan or close on a SBA loan.

We have applied for a $5 Million Small Business Administration (SBA) loan in Texas for the acquisition of the Falls Project which consists of 24 producing oil and gas leases in the State of Texas. There is no guarantee that the Company will be approved for an SBA Loan, close on a SBA loan or close on the acquisition of the Falls Project.

Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities subject to the Company obtaining the necessary funding for the offset drilling or development programs.

Our inability to generate revenue during the three month period ending November 30, 2013 is due primarily to difficulties in our ability to raise sufficient funds necessary to close on the financing to complete the drilling and completion program on the 30 oil and gas well locations in Venango County, Pennsylvania. There are no assurances that the Company will be successful in raising sufficient funds to accomplish our goals and objectives.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2013 AND NOVEMBER 30, 2012 AND FROM INCEPTION (DECEMBER 20, 2007) TO NOVEMBER 30, 2013.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and six months ended November 30, 2013 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report, as well as our most recent annual report on Form 10-K for the year ended May 31, 2013 filed with the SEC.

Three Months Ended November 30, 2013 Compared to Three Months Ended November 30, 2012

Revenues

We generated no revenues for the three months ending November 30, 2013 and the three months ending November 30, 2012. Total revenue from December 20, 2007 (“Inception”) through November 30, 2013 were $4,637. Our operations to date have been financed by the sale of our common stock and third party loans.

Operating expenses for the three months ended November 30, 2013 and November 30, 2012 totalled ($353,170) and $247,262. Total operating expenses from December 20, 2007 (“Inception”) through November 30, 2013 were $2,841,388. Our single largest expense for the three months ended November 30, 2013 has been financial consulting fees totalling ($498,250) and $94,800 for financial consulting for the three months ended November 30, 2012. Total financial consulting from December 20, 2007 (“Inception”) through November 30, 2013 were $888,550. The credit (negative) financial consulting fees is the result of the mutually agreed termination of the August 31, 2012 twenty-four month Financing Facilities Consulting Agreement (the “FFCA Agreement”) between the Company and Prodigy Asset Management, LLC (“PAM”). In consideration of the services to be provided by PAM, the Company agreed to pay PAM a prepaid retainer fee of $1,000,000 in the form of 20,000,000 common stock (Shares) of the Company.

The Company issued 20 million Shares to PAM which PAM has agreed to return the 20 million Shares to the Company resulting in the unwinding of the transaction. The Company amortized $500,000 of the prepaid retainer and upon termination of the FFCA Agreement, the costs amortized are reversed resulting in a credit or negative financial consulting fees for the three month period.

General and Administrative expenses, including financial consulting fees, for the three months ended November 30, 2013 and November 30, 2012 totalled ($353,170) and $247,262 respectively. Total General and Administrative expenses from December 20, 2007 (“Inception”) through November 30, 2013 were $2,841,388.

Other Expenses including debt interest, amortized discounts and extraordinary expenses, for the three months ended November 30, 2013 and November 30, 2012 totalled $121,427 and $7,040 respectively. Total Other Expenses from December 20, 2007 (“Inception”) through November 30, 2013 were $822,680.

For the three months ended November 30, 2013 we had a net profit of $231,743 and a net loss of ($254,302) for the three months ended November 30, 2012.  Total losses since December 20, 2007 (“Inception”) were ($3,661,083).

Until we obtain additional funding to complete our oil and gas well drilling and completions program, we do not anticipate generating revenues, and any revenues that we generate may not be sufficient to cover our operating expenses. In which case we may have to cease operations and you may lose your entire investment.

Six Months Ended November 30, 2013 Compared to Six Months Ended November 30, 2012

Revenues

We generated no revenues for the six months ending November 30, 2013 and the six months ending November 30, 2012. Total revenue from December 20, 2007 (“Inception”) through November 30, 2013 were $4,637. Our operations to date have been financed by the sale of our common stock and third party loans.

Operating expenses for the six months ended November 30, 2013 and November 30, 2012 totalled ($51,686) and $603,030. Total operating expenses from December 20, 2007 (“Inception”) through November 30, 2013 were $2,841,388. Our single largest expense for the six months ended November 30, 2013 has been financial consulting fees totalling ($356,500) and $424,800 for financial consulting for the six months ended November 30, 2012. Total financial consulting from December 20, 2007 (“Inception”) through November 30, 2013 were $888,550. The credit (negative) financial consulting fees is the result of the mutually agreed termination of the August 31, 2012 twenty-four month Financing Facilities Consulting Agreement (the “FFCA Agreement”) between the Company and Prodigy Asset Management, LLC (“PAM”). In consideration of the services to be provided by PAM, the Company agreed to pay PAM a prepaid retainer fee of $1,000,000 in the form of 20,000,000 common stock (Shares) of the Company. The Company issued 20 million Shares to PAM which PAM has agreed to return the 20 million Shares to the Company resulting in the unwinding of the transaction. The Company amortized $500,000 of the prepaid retainer and upon termination of the FFCA Agreement, the costs amortized are reversed resulting in a credit or negative financial consulting fees for the six month period.

General and Administrative expenses, including financial consulting fees, for the six months ended November 30, 2013 and November 30, 2012 totalled ($51,686) and $603,030 respectively. Total General and Administrative expenses from December 20, 2007 (“Inception”) through November 30, 2013 were $2,841,388.

Other Expenses including debt interest, amortized discounts and extraordinary expenses, for the six months ended November 30, 2013 and November 30, 2012 totalled $258,869 and $16,205 respectively. Total Other Expenses from December 20, 2007 (“Inception”) through November 30, 2013 were $822,680.

For the six months ended November 30, 2013 and November 30, 2012, we had a net loss of $207,184 and $619,235.  Total losses since December 20, 2007 (“Inception”) were $3,661,083.

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

The changes in our capital resources at November 30, 2013 compared with November 30, 2012 are:

	November 30, 2013	November 30, 2012	Increase (Decrease)	Percentage Change

Cash	$409	$8,597	$(8,188)	-95.24%
Current Assets	$3,891	$1,291,425	$(1,287,534)	-99.70%
Total Assets	$1,482,391	$1,935,115	$(452,724)	-23.40%
Current Liabilities	$2,883,677	$1,597,111	$1,286,566	80.56%
Total Liabilities	$2,883,677	$1,723,266	$1,160,411	67.34%
Working Capital Deficit	$2,879,786	$1,588,514	$1,291,272	81.29%

Our working capital deficit increased by $1,291,272 from $1,588,514 as of November 30, 2012 to $2,879,786  as of November 30, 2013. This increase in the deficit was due to the amount of resources that were expended to source financing for the drilling and completions of our 30 oil and gas leases in Venango County, PA, complete all the necessary SEC filings and the drilling and completions work program on the Rice Lease in Venango County, PA.

Over the last six months, we expended our resources on raising funds to complete our 30 oil well drilling program in Venango County, PA, attempting to raise funds for the acquisition of oil and gas leases that meet our criteria, to raise sufficient funds to fund a drilling and completions programs once we acquired oil and gas leases, updating our prior SEC filings with XBRL interactive data files, completing our fiscal year end consolidated statements and SEC filings. Our business is capital intensive. Our ability to grow is dependent upon favorably obtaining outside debt and capital and generating cash flows from operating activities necessary to fund our investment activities. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on successful development activities and our ability to seek and secure capital from external sources, should we be unable to achieve sustainable profitability this could cause any equity investment in the Company to become worthless.

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

Cash Flow Used in Operating activities:

	November 30, 2013	November 30, 2012	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$(180,490)	$(503,712)	$(323,222)	-64.17%
Net cash provided by (used in) investing activities	$-	$-	$-	-
Net cash provided by (used by) financing activities	$157,500	$512,309	$(354,809)	-69.26%

Cash flow from operating activities is derived from changes in the balances of payables, or other non-oil property asset account balances. For the six months ended November 30, 2013, we had a negative cash flow from operating activities of $180,490, in comparison to a negative cash flow of $503,712 for the six months ended November 30, 2012. This change of $323,222 was the result of a decrease in our payables balance and a decrease in our current assets mainly as a result of the mutually agreed termination of the August 31, 2012 twenty-four month Financing Facilities Consulting Agreement (the “FFCA Agreement”) between the Company and Prodigy Asset Management, LLC (“PAM”). In consideration of the services to be provided by PAM, the Company agreed to pay PAM a prepaid retainer fee of $1,000,000 in the form of 20,000,000 common stock (Shares) of the Company. The Company issued 20 million Shares to PAM which PAM has agreed to return the 20 million Shares to the Company resulting in the unwinding of the transaction. The Company amortized $500,000 of the prepaid retainer and upon termination of the FFCA Agreement, the remaining unamortized prepaid financial consulting fee retainer of $500,000 was credited reducing the current assets. Variations in cash flow from operating activities may affect our level of development expenditures. Our expenditures consist primarily of our General and Administrative (G&A) expenses, which consist of consulting and professional services, employee compensation, legal, accounting, travel and other G&A expenses, which we have incurred in order to address necessary organizational activities.

Cash Flow Used in Investing activities:

Cash flow used by investing activities was zero for the six months ended November 30, 2013. This is in comparison to zero investing activities used for the six months ended November 30, 2012.

Cash Flow from Financing activities:

Cash flow from financing activities is derived from short term debt account balances or in equity, account balances excluding retained earnings. Cash flow provided by financing activities was $157,500 for the six months ended November 30, 2013. This is in comparison to $512,309 provided by financing activities for the six months ended November 30, 2012. We anticipate it will be necessary to rely on additional funding from the debt financing and from capital markets in the current fiscal year to complete the 30 oil well drilling and completions program in Venango County, P.A. other acquisitions and to discharge our debts.

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

Plan of Operation For Remaining Fiscal Year

We will attempt to continue to source equity or debt financing, or Joint Venture partners for our operating costs and for our oil and gas well drilling programs or attempt to identify a profitable acquisition candidate. Our Reserve Equity Finance agreement with AGS Capital Group, LLC for $15 Million requires the Company to register 37 Million shares of our stock with the SEC. This will take time to become effective. There is no guarantee that the Company will be successful in registering the 37 Million shares with the SEC. We have had discussions with several companies and individuals for funding and/or Joint Ventures. However, we have not come to terms with any company or individual as of November 30, 2013. We will attempt to finance our operating expenses with additional debt or through equity financing.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Item 9A. Controls and Procedures.

Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we evaluated, as of November 30, 2013, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SINCE MAY 31, 2013.

The Company issued 5,714,286 shares on June 13, 2013 for $12,000 pursuant to a Convertible Promissory Note dated December 6, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 5,000,000 shares on June 17, 2013 for $13,750 pursuant to a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 7,380,952 shares on June 19, 2013 for $15,500 pursuant to a Convertible Promissory Note dated December 6, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 4,000,000 shares on July 8, 2013 for $4,600 pursuant to a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 10,454,545 shares on July 15, 2013 for $11,500 pursuant to a Convertible Promissory Note dated December 6, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 12,195,121 shares on July 23, 2013 for $10,000 pursuant to a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

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

The Company issued 16,949,152 shares on August 26, 2013 for $10,000 pursuant to a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 33,000,000 shares on August 27, 2013 for $16,500 pursuant to a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 20,408,163 shares on September 4, 2013 for $10,000 pursuant to a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 19,186,046 shares on September 9, 2013 for $8,250 pursuant to a Convertible Promissory Note dated October 19, 2012.  The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 27,500,000 shares on September 16, 2013 for $8,250 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 26,950,185 shares on September 17, 2013 for $11,319 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 33,300,000 shares on September 20, 2013 for $10,000 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 27,272,727 shares on September 25, 2013 for $9,000 pursuant to the conversion of a Convertible Promissory Note dated January 1, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 20,833,333 shares on October 4, 2013 for $5,000 pursuant to the conversion of a Convertible Promissory Note dated January 1, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 37,500,000 shares on October 11, 2013 for $7,500 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 20,090,864 shares on October 11, 2013 for $5,331 and 7,589,856 shares for $2,014 for interest, both pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 34,090,909 shares on October 17, 2013 for $7,500 pursuant to the conversion of a Convertible Promissory Note dated January 1, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 29,411,764 shares on October 31, 2013 for $5,000 pursuant to the conversion of a Convertible Promissory Note dated January 1, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company cancelled 20 million shares on October 31, 2013 issued to Prodigy Asset Management, LLC pursuant to the mutually agreed termination of  the August 31, 2012 Financing Facilities Consulting Agreement.

The Company issued 7,692,308 shares on November 7, 2013 for $1,000 pursuant to the conversion of a Convertible Promissory Note dated January 1, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 45,000,000 shares on November 8, 2013 for $4,500 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 34,454,545 shares on November 14, 2013 for $3,790 pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 34,454,545 shares on November 19, 2013 for $3,790 pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued an aggregate of 90,000 shares for the six month period ending November 30, 2013 with an average price of $0.001267 per share on November 27, 2013 to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier. The issuance of the common stock was exempt from registration under Section 4(a) (2) of the Securities Act.

The Company issued 6,418,980 shares on November 27, 2013 for $3,903 for interest pursuant to a Convertible Promissory Note dated January 1, 2013. The issuance of the common stock was exempt from registration under Section 4(a) (2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	File/ Furnished Herewith
Material Contracts
10.01	Termination Agreement dated October 31, 2013 between Xun Energy, Inc. and Prodigy Asset Management, LLC	8-K	10.1	11/04/13
10.02	Financing Facilities Consulting Agreement dated August 31, 2012 between Xun Energy, Inc. and Prodigy Asset Management, LLC	8-K	10.1	11/04/13
10.03	Amended and Restated Reserve Equity Financing Agreement, between Xun Energy, Inc. and AGS Capital Group, LLC, dated November 27, 2013	8-K	99.1	12/02/13
10.04	Registration Rights Agreement, between Xun Energy, Inc. and AGS Capital Group, LLC, dated July 11, 2013	8-K	99.2	12/02/13
Rule 13a–14(a)/15d-14(a) Certifications
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XUN ENERGY, INC.

Date: January 21, 2014	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Executive Officer (principal executive officer)

Date: January 21, 2014	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Financial Officer (principal financial officer and principal accounting officer)