Form 10-Q
period 2014-02-28
Xun Energy, Inc.
filed 2014-04-14
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

XUN ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-53466	90-0669916
State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 3,457,718,684 shares of common stock are issued and outstanding as of April 14, 2014.

XUN ENERGY, INC.

INDEX

PART I. – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets at February 28, 2014 (unaudited) and May 31, 2013 (audited)	3

	Unaudited Consolidated Statement of Operations for the Three and Nine Months ended February 28, 2014 and February 28, 2013 and from Inception (December 20, 2007) to February 28, 2014	4

	Consolidated Statements of Stockholders Equity (Deficit) from Inception (December 20, 2007) to February 28, 2014 (unaudited)	5

	Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2014 and February 28, 2013 and Cumulative since Inception to February 28, 2014 (unaudited)	6

	Supplemental Disclosure With Respect To Cash Flows for the Nine Months Ended February 28, 2014 and February 28, 2013 and Cumulative since Inception to February 28, 2014 (unaudited)	8

	Notes to Interim Consolidated Financial Statements as of February 28, 2014	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	36

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	44

Item 4.	Controls and Procedures	44

	PART II. – OTHER INFORMATION

Item 1	Legal Proceedings.	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	44

Item 3.	Defaults Upon Senior Securities.	48

Item 4.	Mine Safety Disclosures.	48

Item 5.	Other Information	48

Item 6.	Exhibits	49

ITEM 1.      FINANCIAL STATEMENTS

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
As of FEBRUARY 28, 2014 and MAY 31, 2013
(Expressed in U.S. dollars)

	February 28, 2014	May 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$3,887	$23,400
Other Current Assets	$3,482	$981,000
Total Current Assets	$7,369	$1,004,400
Fixed Assets:
Property, Plant and Equipment	942,250	942,250
Total Property, Plant and Equipment	$942,250	$942,250
Other Assets:
Intangible Assets - Legal and Contractual
Rights - Oil and Gas Leases	$536,250	$536,250
Incorporation Costs	$-	$70
Total Legal and Contractual	$536,250	$536,320
Total Intangible Assets	$536,250	$536,320
Total Other Assets	$536,250	$536,320
Total Assets	$1,485,869	$2,482,970
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$1,992,577	$2,083,337
Loans payable	$550,260	$544,746
Convertible Promissory Notes, net of discount	$443,812	$393,818
Total Current Liabilities	$2,986,649	$3,021,901
Stockholders' Equity (Deficit):
Preferred Stock, par value $0.0001, 50,000,000 shares authorized,
none issued and outstanding	$-	$-
Common Stock, par value $0.0001, 5,000,000,000 shares authorized,
2,428,318,684 and 385,460,240 shares issued and outstanding, respectively	$242,832	$38,546
Paid in Capital	$2,131,661	$2,876,422
Accumulated Deficit	$(3,875,273)	$(3,453,899)
Total Stockholders' Equity (Deficit)	$(1,500,780)	$(538,931)
Total Liabilities and Stockholders' Equity (Deficit)	$1,485,869	$2,482,970

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013
AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007) TO FEBRUARY 28, 2014
(UNAUDITED)
(Expressed in U.S. dollars)

	For the three months ended February 28, 2014	For the three months ended February 28, 2013	For the nine months ended February 28, 2014	For the nine months ended February 28, 2013	December 20, 2007 (Inception) To February 28, 2014

Revenue
Revenue - Operations	$-	$-	$-	$-	$4,637
Total Revenue	$-	$-	$-	$-	$4,637

Cost of Goods Sold	$-	$-	$-	$-	$1,653

Gross Profit	$-	$-	$-	$-	$2,984

Expenses
General and Administrative	$133,489	$563,126	$81,803	$1,166,156	$2,974,877
Loss before income taxes	$(133,489)	$(563,126)	$(81,803)	$(1,166,156)	$(2,971,893)

Other income (expense)	$(80,700)	$(14,116)	$(339,570)	$(30,321)	$(903,380)

Provision for Income Taxes	$-	$-	$-	$-	$-

Net (Loss)	$(214,189)	$(577,242)	$(421,373)	$(1,196,477)	$(3,875,273)

Basic and Diluted
(Loss) per Common Shares	a	a	a	a

Weighted Average
Number of Common Shares*1	1,506,394,268	363,533,551	883,451,067	349,784,346

a = Less than ($0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

4 XUN ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION (DECEMBER 20, 2007) TO FEBRUARY 28, 2014
(UNAUDITED)
(Expressed in U.S. dollars)

	Common Stock Shares*1		Common Stock Amount		Additional Paid in Capital	Accumulated Deficit	Total Equity
Inception December 20, 2007	-		$-		$-	$-	$-
Common stock issued to Directors	400,000,000		$40,000		$(35,000)	$-	$5,000
Common stock issued - Private Placement	110,416,000		$11,042		$44,166	$-	$55,208
Net loss for the year		$		$		$(85)	$(85)
Balance, May 31, 2008	510,416,000		$51,042		$9,166	$(85)	$60,123
Net loss for the year		$		$		$(50,170)	$(50,170)
Balance, May 31, 2009	510,416,000		$51,042		$9,166	$(50,255)	$9,953
Net loss for the year		$		$		$(50,744)	$(50,744)
Balance, May 31, 2010	510,416,000		$51,042		$9,166	$(100,999)	$(40,791)
Common stock issued to Directors	75,000		$7		$9,243	$-	$9,250
Common stock issued - Asset Purchase	1,259,000		$126		$62,824	$-	$62,950
Common stock issued	741,000		$74		$36,976	$-	$37,050
Common stock issued to Consultant	10,000		$1		$1,099	$-	$1,100
Common stock retirement	(200,000,000)		$(20,000)		$(105,000)	$-	$(125,000)
Net loss for the period	-	$	---		$-	$(614,593)	$(614,593)
Balance, May 31, 2011	312,501,000		$31,250		$14,308	$(715,592)	$(670,034)
Common stock issued to Directors	142,500		$14		$7,373	$-	$7,387
Common stock issued to Consultant	18,000,000		$1,800		$898,200	$-	$900,000
Net loss for the period						$(985,517)	$(985,517)
Balance, May 31, 2012	330,643,500		$33,064		$919,881	$(1,701,108)	$(748,164)
Common stock issued to Directors	211,129		$21		$5,409	$-	$5,430
Common stock issued for Assets	11,700,000		$1,170		$583,830	$-	$585,000
Common Stock issued to Consultants	40,281,633		$4,028		$1,845,972	$-	$1,850,000
Common stock issued to Lenders for Interest	1,165,839		$117		$11,369	$-	$11,486
Common Stock issued to reduce CPN's	19,458,139		$1,946		$28,675	$-	$30,622
Common Stock Cancelled - Note 3	(18,000,000)		$(1,800)		$(898,200)	$-	$(900,000)
Discount on CPN's	-		$-		$379,486	$-	$379,486
Net loss for the period	-		$-		$-	$(1,752,791)	$(1,752,791)
Balance, May 31, 2013	385,460,240		$38,546		$2,876,422	$(3,453,899)	$(538,931)
Common Stock issued to reduce CPN's	128,305,789		$12,831		$101,519	$-	$114,350
Common stock issued to Lenders for Interest	1,363,636		$136		$1,364	$-	$1,500
Discount on CPN's	-		$-		$55,109	$-	$55,109
Net loss for the period	-		$-		$-	$(438,928)	$(438,928)
Balance, August 31, 2013	515,129,665		$51,513		$3,034,414	$(3,892,827)	$(806,899)
Common Stock issued to reduce CPN's	418,145,389		$41,814		$58,416	$-	$100,230
Common stock issued to Lenders for Interest	14,008,836		$1,401		$4,516	$-	$5,917
Discount on CPN's		$			$67,609	$-	$67,609
Common stock issued to Directors	90,000		$9		$105	$-	$114
Common Stock cancelled Consultants*2	(20,000,000)		$(2,000)		$(998,000)	$-	$(1,000,000)
Net loss for the period		$		$		$231,743	$231,743
Balance, November 30, 2013	927,373,890		$92,737		$2,167,060	$(3,661,084)	$(1,401,286)
Common Stock issued to reduce CPN's	1,388,521,427		$138,852		$(44,532)	$-	$94,319
Common stock issued to Lenders for Interest	112,423,367		$11,243		$(867)	$-	$10,376
Discount on CPN's	-		$-		$10,000	$-	$10,000
Net loss for the period	-		$-		$-	$(214,189)	$(214,189)
Balance, February 28, 2014	2,428,318,684		$242,832		$2,131,661	$(3,875,273)	$(1,500,780)

*1      Note 1 - The number of issued and outstanding shares of common stock has been adjusted to reflect an 80:1 forward split effective August 3, 2010

*2      Note 2 - Refer to NOTE 3 of the Notes to Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014 AND FEBRUARY 28, 2013 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007) TO FEBRUARY 28, 2014
(UNAUDITED)

(Expressed in U.S. dollars)

		For the nine months ended February 28, 2014		For the nine months ended February 28, 2013		December 20, 2007 (Inception) to February 28, 2014
Net Cash Provided by (Used in) Operating Activities
Net Income (Loss), Including Portion Attributable to Noncontrolling Interest		$(421,373)		$(1,196,477)		$(3,875,273)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities
Adjustments, Noncash Items, to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities
Share based - compensation		$114		$4,473		$23,281
Share based - interest		$17,792		$7,957		$29,278
Share based - financial services		$(1,000,000)		$782,500		$25,000
Non-cash amortization - debt discount		$167,938		$79,182		$284,889
Non-cash - Inventory		$-		$-		$283
Non-cash - Interest-discount		$131,491		$-		$131,491
Gain on debt extinqishment		$-		$(2,342)		$(30,000)
Corporate Overhead allocated to Fixed Assets		$-		$(58,500)		$(60,822)
Depletion		$-		$-		$835
Other Current Assets		$977,518		$7,557		$421,775
Accrued Interest		$12,976		$24,934		$47,489
Adjustments, Noncash Items, to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities		$307,829		$845,761		$873,499
Increase (Decrease) in Operating Capital
Increase (Decrease) in Operating Assets
Accounts receivable and accrued receivables		$-		$-		$18,840
Oil and Gas leases impairment		$-		$-		$5,583
Oil and Gas leases fortetures		$-		$-		$399,743
Other Asset Impairment		$70		$-		$190
Bonds		$-		$500		$500
Increase (Decrease) in Operating Assets		$70		$500		$424,856
Increase (Decrease) in Operating Liabilities	$		$		$
Accounts payable and accrued liabilities		$(90,761)		$639,476		$1,992,577
Increase (Decrease) in Operating Liabilities		$(90,761)		$639,476		$1,992,577
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities		$217,138		$1,485,737		$3,290,932
Net Cash Provided by (Used in) Operating Activities		$(204,235)		$289,260		$(584,341)

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014 AND FEBRUARY 28, 2013 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007) TO FEBRUARY 28, 2014
(UNAUDITED)

(Expressed in U.S. dollars)

	For the nine months ended February 28, 2014	For the nine months ended February 28, 2013	December 20, 2007 (Inception) to February 28, 2014
Net Cash Provided by (Used in) Operating Activities	$(204,235)	$289,260	$(584,341)
Net Cash Provided by (Used in) Investing Activities
Payments to Acquire Property, Plant, and Equipment	$-	$(835,000)	$(852,637)
Payments to Acquire Intangible Assets	$-	$-	$(5,773)
Payments to Acquire Other Productive Assets	$-	$-	$(500)
Net Cash Provided by (Used in) Investing Activities	$-	$(835,000)	$(858,910)
Net Cash Provided by (Used in) Financing Activities
Proceeds from issuance of common stock	$-	$10,000	$160,208
Repayments of Short-term Debt	$-	$(20,500)	$(127,142)
Proceeds from Short-term Debt	$184,722	$556,309	$1,414,072
Net Cash Provided by (Used in) Financing Activities	$184,722	$545,809	$1,447,138
Cash and Cash Equivalents, Period Increase (Decrease)	$(19,513)	$69	$3,887
Cash and Cash Equivalents, beginning of period	$23,400	$-	$-
Cash and Cash Equivalents, at end of period	$3,887	$69	$3,887

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014 AND FEBRUARY 28, 2013 AND CUMULATIVE FROM INCEPTION (DECEMBER 20, 2007) TO FEBRUARY 28, 2014 SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS
UNAUDITED)

(Expressed in U.S. dollars)

	For the nine months ended February 28, 2014	For the nine months ended February 28, 2013	December 20, 2007 (Inception) to February 28, 2014
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$222
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Convertible Promissory Note - non-cash capitalization	$-	$10,000	$51,879
Prepaid Expenses - non-cash capitalization	$-	$910,000	$1,850,000
Purchase of Intangible Assets - non-cash capitalization	$-	$585,000	$585,000
Debt Discount - non cash capitalization, net	$132,718	$247,119	$460,325
Common Stock issued for repayment of loans	$308,900	$-	$391,400

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

On August 31, 2012, the Company acquired 30 oil and gas well locations in Venango County, Pennsylvania with an option to acquire an additional 15 oil and gas locations. Work commenced on the first 5 oil well locations on the Rice lease in Venango, County, Pennsylvania, USA in March  2013 and as of February 28, 2014 the roads and drill pads were constructed, and Rice #15 was drilled to a target depth of 1,050'. Drilling samples and observations confirmed intersecting oil bearing lenses. On September 16, 2013 the Company's operator, Vencedor Energy Partners (VEP), completed the nuclear wire line log on Rice #15 on the Rise Lease, in Venango County, PA. Verbal reports from the logging crew and staff on site were very positive when the logging tool pulled out of the well bore was covered with crude oil. On September  25, 2013 the Company's operator, Vencedor Energy Partners (VEP), reported the analysis of the wire-line log on Rice #15 on the Rise Lease, Venango County, PA. VEP reported the following:

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

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements of Xun Energy, Inc. as of February 28, 2014, and for the three and nine months then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Xun Energy, Inc.’s consolidated financial position as of February 28, 2014, and the results of its consolidated operations and its consolidated cash flows for the nine months ended February 28, 2014, and 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending May 31, 2014. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America (GAAP). Refer to the Company’s audited financial statements as of May 31, 2013, filed with the SEC for additional information, including significant accounting policies.

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

The Schedule of  Plant, Property and Equipment details are as follows:

Schedule of Plant, Property and Equipment

Description	February 28, 2014	May 31, 2013
Work in Progress-Intangible	$694,035	$694,035
Work in Progress-Tangible	$140,965	$140,965
Rights (leases)	$107,250	$107,250
Subtotal	$942,250	$942,250
Depletion	$0	$0
Depreciation	$0	$0
Net Plant - Oil Wells, End of period	$942,250	$942,250

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

The Schedule of Oil and Gas Rights are as follows:

Schedule of Oil and Gas Rights

Description	February 28, 2014	May 31, 2013
Acquisitions/Work in Progress	$536,250	$643,500
Capitalized as Fixed Assets	$0	$(107,250)
Forfeitures during the period	$0	$0
Impairments during the period	$0	$0
Oil and Gas Leases, End of period	$536,250	$536,250

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

The Schedule of Other Current Assets are as follows:

Schedule of Other Current Assets

Other Current Assets	February 28, 2014	May 31, 2013
Other Current Assets, Beginning Balance	$981,000	$833,274
Prepaid Legal	$(4,018)	$(3,274)
Prepaid Financial Services	$(973,500)	$1,336,000
Less: Amortization	$0	$(1,185,000)
Other Current Assets, Balance end of period	$3,482	$981,000

NOTE 4: OTHER ASSETS

The Schedule of Other Assets are as follows:

Schedule of Other Assets

Description - Other Assets	February 28, 2014	May 31, 2013
Rights - Oil and Gas Leases	$536,320	$536,250
Trademarks	$0	$0
Incorporation Costs	$-70	$70
Bonds	$0	$0
Total Other Assets	$536,250	$536,320

NOTE 5. ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had  incurred any advertising expense as of February 28, 2014.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 20, 2007) to February 28, 2014. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts. There is no guarantee that the Company will be successful generating profits from its oil and gas operations. There is no guarantee that the Company will be able to drawdown on the $15 Million Reserve Equity Financing Agreement with AGS Capital Group, LLC, refer to NOTE 22: FINANCING AGREEMENTS for additional detail.

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

On January 22, 2014, President, CEO and Director, Jerry G. Mikolajczyk, loaned to the Company $5,000 to be applied against the purchase of Series B Preferred Shares. The loan is unsecured and non-interest bearing.

NOTE 8.  INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During each fiscal year from 2008 thru 2014, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset of approximately $1,356,345  (assuming a 35% effective tax rate) generated by the loss carry-forward has been fully reserved as of February 28, 2014.

The Company files income tax returns in the United States, the states of Florida and Pennsylvania.

The Company did not identify any material uncertain tax positions on tax returns filed. The Company did not recognize any interest or penalties for unrecognized tax benefits.

NOTE 9. NET OPERATING LOSSES

As of February 28, 2014, the Company has a net operating loss carry-forward of $3,875,273. The net operating loss is a tax permanent operating loss which will expire 20 years from the date the loss was incurred.

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

The Company issued 90,000,000 shares on December 3, 2013 for $9,000 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

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

The Company issued 46,500,000 shares on December 23, 2013 for $2442 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 45,050,000 shares on January 6, 2014 for $4,505  pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 77,780,000 shares on January 6, 2014 for $7,778 for interest pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 56,000,000 shares on January 15, 2014 for $2,800 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 34,333,333 shares on January 22, 2014 for $2,060 pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on January 27, 2014 for $3,780 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on February 5, 2014 for $4,320 pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 77,000,000 shares on February 5, 2014 for $3,850 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 77,400,000 shares on February 10, 2014 for $4,063 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 66,000,000 shares on February 11, 2014 for $3,960 pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 90,000,000 shares on February 12, 2014 for $4,500 for interest pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on February 14, 2014 for $4,320 pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 96,000,000 shares on February 14, 2014 for $4,800 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 84,865,100 shares on February 14, 2014 for $8,487 pursuant to the conversion of a Convertible Promissory Note dated August 1, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on February 21, 2014 for $5,040 pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 18,333,333 shares on February 24, 2014 for $1,100 pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 21,666,667 shares on February 24, 2014 for $1,300 for interest pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 51,238,095 shares on February 26, 2014 for $2,960 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 65,134,900 shares on February 26, 2014 for $6,513 pursuant to the conversion of a Convertible Promissory Note dated August 1, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 12,976,700 shares on February 26, 2014 for $1,298 for interest pursuant to the conversion of a Convertible Promissory Note dated August 1, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

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

On May 31, 2011, Mr. Jerry G. Mikolajczyk, the Company's President, CEO and Director, acquired 180,000,000 common stock shares of the Company from Mr. Peter Matousek, former President, CEO and Director of the Company. The acquisition by Mr. Mikolajczyk gave him control of 57.6% of the issued and outstanding shares of the Company. Subsequent to May 31, 2011, Mr. Mikolajczyk acquired additional shares directly and indirectly in the Company. As of Mr. Mikolajczyk’s last Form 4 filed with the SEC on December 16, 2013, Mr. Mikolajczyk is beneficial owner of 188,594,421 (7.77%) of the issued and outstanding shares of the Company as of February 28, 2014.

NOTE 13: LOANS PAYABLE

SHORT TERM LOANS

The Company has loans in the amount of $398,249, non-interest bearing and unsecured, with our President, CEO and Director, Jerry G. Mikolajczyk d/b/a Lighthouse Investments. The loan has no due date. The Company accrued $0 interest as of February 28, 2014.

The Company has a loan in the amount of $25,000, is non-interest bearing and unsecured, with our President, CEO and Director, Jerry G. Mikolajczyk. The loan has no due date. The Company accrued $0 interest as of February 28, 2014.

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

On May 31, 2011, Mr. Matousek assigned the unsecured Note Payable of $87,500 plus accrued interest to Comtax Services, Inc. The Company accrued $1,407 interest as of February 28, 2014.

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

On July 15, 2011, our President, CEO and Director, Jerry G. Mikolajczyk, acquired 100% interest in Womack Holdings, Inc. Womack Holdings, Inc. holds one of the four Notes payable, $9,375, by the Company. The Company accrued $151 interest as of February 28, 2014 for the Womack Holdings, Inc. Note.

Three of the four redemption agreements are to 3rd party shareholders for an aggregate of $28,125. The Company accrued $453 interest as of February 28, 2014 for the three 3rd party Notes.

Schedule of Short Terms Loans
February 28, 2014
Other Current Asset	Loan	Interest	Total Loan
Mikolajczyk, Jerry - assigned from Comtax Services, Inc.	$ 398,249	$ 0	$ 398,249
Mikolajczyk, Jerry - Deposit on Series B Preferred Stock	$ 25,000	$ 0	$ 25,000
Stock Redemption - Mikolajczyk acquisition	$ 9,375	$ 151	$ 9,526
Stock Redemption - 3rd party - assigned from Matousek	$ 87,500	$ 1,407	$ 88,907
Stock Redemption - 3rd party	$ 9,375	$ 151	$ 9,526
Stock Redemption - 3rd party	$ 9,375	$ 151	$ 9,526
Stock Redemption - 3rd party	$ 9,375	$ 151	$ 9,526
Total Short Terms Loans	$ 548,249	$ 2,011	$ 550,260

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

On April 30, 2013, Comtax Services, Inc. assigned $75,000 of the principal of CPN#4 to a third party, CPN#8, reducing the Company's obligations on CPN#4 to $156,160. CPN#8, $75,000, was converted to common stock by the Note holder, refer to NOTE 10: STOCKHOLDERS' EQUITY,  for additional detail.

On August 15, 2013, Comtax Services, Inc. assigned their interest in $45,000 of the principal of CPN#4 to a third party, CPN#4A reducing the Company's obligations to Comtax Services, Inc. to $111,160 with an option for the Assignee to acquire an additional $45,505 in principal of CPN#4 plus accrued interest.

On September 20, 2013, Comtax Services, Inc. assigned their interest in $45,505 of the principal and $7,136 of the accrued interest of CPN#4 to a third party, CPN#4A reducing the Company's obligations to Comtax Services, Inc. to $65,655.

CPN#4A, $95,505 plus accrued interest, was converted to common stock by the Note holder, refer to NOTE 10: STOCKHOLDERS' EQUITY,  for additional detail.

On October 18, 2013, the Company amended CPN#4, amending the Maturity Date of CPN#4 to be October 18, 2014 with the rest and remainder of the terms and conditions of CPN#4 remaining in full force and effect without change or modification.

CPN#4B - On February 7, 2014, the Company negotiated a ASSIGNMENT AND ASSUMPTION AGREEMENT (AAA) for $29,300 plus accrued interest of $4,200, 10% Convertible Promissory Note (CPN#4B), previously issued on October 19, 2012, assigned from CPN#4, due on October 18, 2014, reducing its obligations on CPN#4 to $36,355 plus accrued interest. The AAA allows the Assignee to exchange the debt obligation of the Company based a fixed rate of $.00005 upon which Assignee delivering to the Company the Exchange Notice. The Exchange price shall not be below the par value, $0.00005, of the common stock of the Company, and accrued interest of $4,200 remaining as a liability by the Company on CPN#4b. As of February 28, 2014, the Company has a liability of $24,800 plus accrued interest of $4,200 for CPN#4B. CPN#4B liability was reduced with the Holder converting a portion of the debt to common stock of the Company, refer to NOTE 10: STOCKHOLDERS' EQUITY,  for additional detail.

As of February 28, 2014, the Company has a liability of $36,355 plus accrued interest of $7,968 for CPN#4.

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

As of February 28, 2014, the Company accrued interest of $7,729.

CPN#6 - On February 14, 2012, the Company issued a Promissory Note for $100,000and is carrying a contingent liability of $30,000, with Altmann Revocable Living Trust, Rlt. (ALRT), totaling $130,000 which became due December 31, 2012 with interest calculated at 8% per annum. The Company amended the $100,000 Promissory Note plus accrued interest of $7,036 to an unsecured one year 8% Convertible Promissory Note (CPN#6) effective January 1, 2013 due on January 1, 2014 for $100,000 with accrued interest of $7,036. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at the Conversion Price which shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company's securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price is 80% of the Market Price. "Market Price" means the average of the Closing Prices (as defined below) for the Common Stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Company via facsimile (the "Conversion Date"). "Closing Price" means, for any security as of any date, the closing price on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded). The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company may prepay CPN#6 in advance in full or in part at any time and from time to time without premium or penalty. "Fixed Conversion Price" shall mean $0.0001. As of February 28, 2014, the Company accrued interest of $16,329.

On January 22, 2014, the Company amended CPN#6 amending the Maturity Date of CPN#6 to be December 31, 2014 with the rest and remainder of the terms and conditions of CPN#6 remaining in full force and effect without change or modification.

CPN#10 - The Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#10) on May 13, 2013 due on February 17, 2014 for $42,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder. The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#10. The Company may prepay CPN#10 at any time for the period beginning on the date of the CPN#10 and ending on the date which is ninety (90) days following the date of the CPN#10, the CPN#10 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#10 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#10 and ending on the date which is one hundred twenty (120) days following the date of CPN#10, the Company may prepay the CPN#10 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#10 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#10 and ending on one hundred eighty (180) days following the date of this CPN#10, the Company may prepay the CPN#10 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#10 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#10, the Company shall have no right of prepayment. The floor price of $0.00005. As of February 28, 2014, the Company accrued interest of $2,711.

CPN#11 - The Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#11) on May 29, 2013 due on March 1, 2014 for $37,750. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) shall equal the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).  The "Variable Conversion Price" shall mean 57.5% multiplied by the Market Price (as defined herein) (representing a discount rate of 42.5%).  “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  “Trading Price” means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board (the “OTCQB”), OTCQB or applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by the Holder or, if the OTCQB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc.  In the case that the Company’s Common Stock is not deliverable by DWAC, an additional 5% discount will apply.  In the case that the Company’s Common Stock is “chilled” for deposit into the DTC system and only eligible for clearing deposit, an additional 7.5% discount shall apply.  If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Company and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes.  “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCQB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being traded.  “Fixed Conversion Price” shall mean $0.00005. The Company may prepay the amounts outstanding hereunder pursuant to the following terms and conditions:  (I) at any time during the period beginning on the Issue Date and ending on the date which is thirty (30) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 125%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of  CPN#11 plus (y) Default Interest; (II) at any time during the period beginning the day which is thirty one (31) days following the Issue Date and ending on the date which is sixty (60) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 130%, multiplied by the sum of: (w) the then outstanding principal amount of  CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#11 plus (y) Default Interest; (III) at any time during the period beginning the day which is sixty one (61) days following the Issue Date and ending on the date which is ninety(90) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 135%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of  CPN#11 plus (y) Default Interest; (IV) at any time during the period beginning the day which is ninety one (91) days following the Issue Date and ending on the date which is one hundred twenty (120) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 140%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#11 plus (y) Default Interest; (V) at any time during the period beginning the day which is one hundred twenty one (121) days following the Issue Date and ending on the date which is one hundred fifty (150) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 145%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#11 plus (y) Default Interest; (VI) at any time during the period beginning the day which is one hundred fifty one (151) days following the Issue Date and ending on the date which is one hundred eighty (180) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#11 to prepay the outstanding CPN#11 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 150%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#11 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#11 plus (y) Default Interest; (VII) after the expiration of one hundred eighty (180) following the date of CPN#11, the Company shall have no right of prepayment. As of February 28, 2014, the Company has a liability of $24,505plus accrued interest of $2,132for CPN#11. CPN#11 liability was reduced with the Holder converting a portion of the debt to common stock of the Company, refer to NOTE 10: STOCKHOLDERS' EQUITY,  for additional detail.

CPN#12 - On June 5, 2013, the Company issued an unsecured Convertible Promissory Note (CPN#12) for $250,000 plus accrued and unpaid interest and other fees with a $25,000 original issue discount (the “OID”). The Note Holder paid $25,000 consideration on closing of CPN#12 (CPN#12A). On September 26, 2013, the Company drew down an additional $25,000 on CPN#12 (CPN#12B). The Note Holder may pay additional consideration to the Company in such amounts and at such dates as Note Holder may choose in its sole discretion. The Maturity Date is one year from the effective date of each payment (the “Maturity Date”) and is the date upon which the Principal Sum of the Note, as well as any unpaid interest and other fees, shall be due and payable. The Conversion Price is the lesser of $0.006 or 60% of the average of the two lowest trade prices in the 25 trading days previous to the conversion, but no lower than $0.00005 (in the case that conversion shares are not deliverable by DWAC an additional 10% discount will apply; and if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit an additional 5% discount shall apply; in the case of both an additional cumulative 15% discount shall apply). Unless otherwise agreed in writing by both parties, at no time will the Note Holder convert any amount of the Note into common stock that would result in the Note Holder owning more than 4.99% of the common stock outstanding. The Company may repay the CPN at any time on or before 90 days from the effective date, after which the Company may not make further payments on the CPN prior to the Maturity Date without written approval from Note Holder. If the Company repays the CPN on or before 90 days from the effective date, the Interest Rate shall be zero percent (0%). If the Company does not repay the CPN on or before 90 days from the effective date, a one-time Interest charge of 12% shall be applied to the Principal Sum. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by Borrower.

CPN#12 is structured to be advanced to the Company at the discretion of the Note Holder. The Company has drawn down $50,000 of the $225,000 allowable, is obligated to pay $5,556 of the OID ($50,000/$225,000 x $25,000 (OID)) and a one time interest fee of $6,666 for an aggregate of $62,222. As of February 28, 2014, the Company has a liability of $49,072 for CPN#12 plus $0 accrued interest. CPN#12 liability was reduced with the Holder converting a portion of the debt to common stock of the Company, refer to NOTE 10: STOCKHOLDERS' EQUITY,  for additional detail.

CPN#13 - On July 2, 2013, the Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#13) due on April 8, 2014 for $32,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#13. The Company may prepay CPN#13 at any time for the period beginning on the date of the CPN#13 and ending on the date which is ninety (90) days following the date of the CPN#13, the CPN#13 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#13 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#13 and ending on the date which is one hundred twenty (120) days following the date of CPN#13, the Company may prepay the CPN#13 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#13 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#13 and ending on one hundred eighty (180) days following the date of this CPN#13, the Company may prepay the CPN#13 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#13 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#13, the Company shall have no right of prepayment. The floor price of $0.00005. As of February 28, 2014, the Company accrued interest of $1,717.

CPN#15 - On August 29, 2013, the Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#15) due on June 3, 2014 for $32,500. The funds were deposited on September 12, 2013. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#15. The Company may prepay CPN#15 at any time for the period beginning on the date of the CPN#15 and ending on the date which is ninety (90) days following the date of the CPN#15, the CPN#15 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#15 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#15 and ending on the date which is one hundred twenty (120) days following the date of CPN#15, the Company may prepay the CPN#15 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#15 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#15 and ending on one hundred eighty (180) days following the date of this CPN#15, the Company may prepay the CPN#15 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#15 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#15, the Company shall have no right of prepayment. The floor price of $0.00005. As of February 28, 2014, the Company accrued interest of $1,767.

CPN#16 - On September 30, 2013, the Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#16) due on July 2, 2014 for $27,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#16. The Company may prepay CPN#16 at any time for the period beginning on the date of the CPN#16 and ending on the date which is ninety (90) days following the date of the CPN#16, the CPN#16 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#16 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#16 and ending on the date which is one hundred twenty (120) days following the date of CPN#16, the Company may prepay the CPN#16 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#16 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#16 and ending on one hundred eighty (180) days following the date of this CPN#16, the Company may prepay the CPN#16 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#16 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#16, the Company shall have no right of prepayment. The floor price of $0.00005. As of February 28, 2014, the Company accrued interest of $1,085.

CPN#17 - .On February 12, 2014, the Company issued an unsecured Convertible Promissory Note (CPN#17) for $150,000 plus accrued and unpaid interest and other fees. The Note Holder paid $10,000 consideration on closing of CPN#17 (CPN#17A). The Company may repay CPN#17A at any time on or before 90 days from the Effective Date at a premium of 150%. The interest rate is ZERO during the first 90 days of the Effective Date. If the Borrower does not repay CPN#17A on or before 90 days from the Effective Date, 12% Interest will be applied to the Principal Sum accrued from the effective date of payment by the Lender to the Company. A 50% prepayment penalty fee will be added to the Principal amount drawn down by the Borrower each time the Lender advances funds on this Promissory Note. The Lender has the right at any time after 180 days from the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Borrower as per this conversion formula: Fixed conversion price of $.00005 per share. As of February 28, 2014, the Company accrued interest of $389.

ASC DISCLOSURE

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total debt discounts of $132,718, and $379,486 for the variable conversion feature of the convertible debts incurred during the nine months ended February 28, 2014 and the fiscal year ended May 31, 2013, respectively. As of February 28, 2014, the debt discount on the CPN's was $131,491 and $210,657 as of May 31, 2013. The discount will be amortized to debt discount over the term of the debentures using the effective interest method. The Company recorded $167,938 and $116,768 of debt discount expense pursuant to the amortization of the convertible promissory note discounts during the nine months ended February 28, 2014 and the fiscal year ended May 31, 2013, respectively. The Company recorded $30,254 and $36,064 of interest expense for convertible promissory notes the during the nine months ended February 28, 2014 and the fiscal year ended May 31, 2013, respectively.

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

As of February 28, 2014 and May 31, 2013, the carrying value of accounts payable and loans approximated fair value due to the short-term nature and maturity of these instruments.

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

The Schedule of Board Compensation below represents the shares issued or approved to the Board with the 5-Day Average Share Closing Price for each month during the nine months ending February 28, 2014:

Schedule of Board Compensation

Month	Board Shares Approved, Not Issued	Board Shares Issued	5 Day Average Share Closing Price	Cost Base
June	0	15,000	$0.00274	$41.10
July	0	15,000	$0.00222	$33.30
August	0	15,000	$0.00112	$16.80
Quarter Total	0	45,000	$0.00203	$91.20
September	0	15,000	$0.00094	$14.10
October	0	15,000	$0.00038	$5.70
November	0	15,000	$0.00020	$3.00
Quarter Total	0	45,000	$0.00051	$22.80
December	15,000	0	$0.00018	$2.70
January	15,000	0	$0.00010	$1.50
February	15,000	0	$0.00010	$1.50
Quarter Total	45,000	0	$0.000127	$5.70
Year Total	45,000	90,000	$0.000867	$119.70

The following Schedule of Executive Compensation discloses compensation paid/accrued during the nine months ended February 28, 2014 to the Company’s Officers and the most highly compensated executive officer whose total compensation exceeded $100,000 for the period ended February 28, 2014 (Collectively, the “Named Executive Officers”). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid/accrued to the Named Executive Officers during the period.

2014 Schedule of Executive Compensation
Through to February 28, 2014
Name and Principal Position	Salary[1]	Bonus	StockAward	Option Awards	Total Salary
Jerry G. Mikolajczyk, President/CEO/CFO	$90,000	0	0	0	$90,000
Wayne St. Cyr, Executive Vice President	$90,000	0	0	0	$90,000
Peter Matousek, VP-Investor Relations	$67,500	0	0	0	$67,500
Dr. William D. Spier, Treasurer	$67,500	0	0	0	$67,500

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

The Company has recognized losses, at cost, in the financial statements for the period ended May 31, 2012 and legal costs for the period ending February 28, 2014.

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

On February 4, 2014, four of the five drilling permits on the Rice lease expired. The Operator, VEP, initiated the process to renew the four expired permits. The process for obtaining permits may take 60 days or longer to obtain from the Pennsylvania Department of Environmental Protection.

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

On February 3, 2014, the Company requested the Securities and Exchange Commission (the “Commission”) consent to the withdrawal of the Companies’ Registration Statement on Form S-1 (Registration No. 333-191200), together with all exhibits and amendments thereto (the “Registration Statement”). The Company requested the withdrawal of the Registration Statement because terms of the reserve equity financing agreement were renegotiated after the Company filed the Registration Statement. No securities were sold pursuant to the Registration Statement.

On February 4, 2014 the Company filed a Registration Statement, Form S-1,  registering  the shares of common stock of the Company as follows:

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

NOTE 23: SUBSEQUENT EVENTS

The Company issued 121,000,000 shares on March 7, 2014 for $6,050 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 90,000,000 shares on March 2, 2014 for $4,500 for interest pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on March 3, 2014 for $4,320 for interest pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 140,000,000 shares on March 25, 2014 for $7,000 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on March 26, 2014 for $4,320 for interest pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 77,400,000 shares on March 26, 2014 for $4,064 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

On March 26, 2014, the Securities and Exchange Commission (the “SEC”) declared the Registration Statement on Form S-1 (the “Registration Statement”) of the Company, filed on February 4, 2014, effective. The Registration Statement registers for sale 37,414,967 shares of the Company’s common stock pursuant to an amended and restated reserve equity financing agreement (the “Financing Agreement”) previously issued or to be issued to AGS Capital Group, LLC (“AGS”). Pursuant to the Financing Agreement, the Company has the right, but not the obligation, to issue $15,000,000 of the Company’s common stock to AGS over the next 3 years. The Company has full control and discretion over the timing and amount of any shares that they sell to AGS when the Exercise Market Price, as defined in the Financing Agreement, is $0.50 or higher per share. For each advance, the Company may issue an amount of stock up to $250,000. Such advance will not exceed more than 200% of the average daily trading volume for the previous 10 trading days. The purchase price of the shares shall be set at ninety percent (90%) of the average of the three (3) lowest closing bid prices of the stock during the ten (10) consecutive weekday trading days (the “Pricing Period”) immediately after the date on which the Company provides an advance notice. The Company, at its option, may select a safety net price for any specified advance which the Company will not sell shares to AGS under that advance when the Purchase Price (Market Price less 10% discount) falls below such safety net price during the Pricing Period. The Company issued 4,081,633 shares of common stock as a commitment fee deposit towards the commitment fee of $40,000 to be deducted from the first advance.

The Company issued 72,000,000 shares on March 28, 2014 for $4,320 for interest pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 145,000,000 shares on April 3, 2014 for $7,250 for interest pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on April 4, 2014 for $4,320 for interest pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 168,000,000 shares on April 9, 2014 for $8,400 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2014 contains “forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify  forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

On February 4, 2014, four of the five drilling permits on the Rice lease expired. The Operator, VEP, initiated the process to renew the four expired permits. The process for obtaining the permits may take 60 days or longer to obtain from the Pennsylvania Department of Environmental Protection.

As of February 28, 2014, the Company paid for the construction of the tank battery and tanks and is waiting for the Company's Operator to complete the construction of the tank battery pad and the installation the 210 barrel storage tank for the crude oil.

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

Subsequent Events:

The Company issued 121,000,000 shares on March 7, 2014 for $6,050 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 90,000,000 shares on March 2, 2014 for $4,500 for interest pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on March 3, 2014 for $4,320 for interest pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 140,000,000 shares on March 25, 2014 for $7,000 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on March 26, 2014 for $4,320 for interest pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 77,400,000 shares on March 26, 2014 for $4,064 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

On March 26, 2014, the Securities and Exchange Commission (the “SEC”) declared the Registration Statement on Form S-1 (the “Registration Statement”) of the Company, filed on February 4, 2014, effective. The Registration Statement registers for sale 37,414,967 shares of the Company’s common stock pursuant to an amended and restated reserve equity financing agreement (the “Financing Agreement”) previously issued or to be issued to AGS Capital Group, LLC (“AGS”). Pursuant to the Financing Agreement, the Company has the right, but not the obligation, to issue $15,000,000 of the Company’s common stock to AGS over the next 3 years. The Company has full control and discretion over the timing and amount of any shares that they sell to AGS when the Exercise Market Price, as defined in the Financing Agreement, is $0.50 or higher per share. For each advance, the Company may issue an amount of stock up to $250,000. Such advance will not exceed more than 200% of the average daily trading volume for the previous 10 trading days. The purchase price of the shares shall be set at ninety percent (90%) of the average of the three (3) lowest closing bid prices of the stock during the ten (10) consecutive weekday trading days (the “Pricing Period”) immediately after the date on which the Company provides an advance notice. The Company, at its option, may select a safety net price for any specified advance which the Company will not sell shares to AGS under that advance when the Purchase Price (Market Price less 10% discount) falls below such safety net price during the Pricing Period. The Company issued 4,081,633 shares of common stock as a commitment fee deposit towards the commitment fee of $40,000 to be deducted from the first advance.

The Company issued 72,000,000 shares on March 28, 2014 for $4,320 for interest pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 145,000,000 shares on April 3, 2014 for $7,250 for interest pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on April 4, 2014 for $4,320 for interest pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

                The Company issued 168,000,000 shares on April 9, 2014 for $8,400 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

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

Our inability to generate revenue during the three month period ending February 28, 2014 is due primarily to difficulties in our ability to raise sufficient funds necessary to close on the financing to complete the drilling and completion program on the 30 oil and gas well locations in Venango County, Pennsylvania. There are no assurances that the Company will be successful in raising sufficient funds to accomplish our goals and objectives.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2014 AND FEBRUARY 28, 2013 AND FROM INCEPTION (DECEMBER 20, 2007) TO FEBRUARY 28, 2014.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended February 28, 2014 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report, as well as our most recent annual report on Form 10-K for the year ended May 31, 2013 filed with the SEC.

Three Months Ended February 28, 2014 Compared to Three Months Ended February 28, 2013

 Revenues

We generated no revenues for the three months ending February 28, 2014 and the three months ending February 28, 2013. Total revenue from December 20, 2007 (“Inception”) through February 28, 2014 were $4,637. Our operations to date have been financed by the sale of our common stock and third party loans.

Operating expenses for the three months ended February 28, 2014 and February 28, 2013 totalled $133,489 and $563,126. Total operating expenses from December 20, 2007 (“Inception”) through February 28, 2014 were $2,974,877. Our single largest expense for the three months ended February 28, 2014 has been consulting fees totalling $105,000 and $105,375 for financial consulting for the three months ended February 28, 2013. Total consulting fees from December 20, 2007 (“Inception”) through February 28, 2014 were $1,528,333.

               General and Administrative expenses, including financial consulting fees, for the three months ended February 28, 2014 and February 28, 2013 totalled $133,489 and $563,126 respectively. Total General and Administrative expenses from December 20, 2007 (“Inception”) through February 28, 2014 were $2,974,877.

               Other Expenses including debt interest, amortized discounts and extraordinary expenses, for the three months ended February 28, 2014 and February 28, 2013 totalled $80,700 and $14,116 respectively. Total Other Expenses from December 20, 2007 (“Inception”) through February 28, 2014 were $903,380.

                For the three months ended February 28, 2014 we had a net loss of ($214,189) and a net loss of ($577,242) for the three months ended February 28, 2013.  Total losses since December 20, 2007 (“Inception”) were ($3,875,273).

Until we obtain additional funding to complete our oil and gas well drilling and completions program, we do not anticipate generating revenues, and any revenues that we generate may not be sufficient to cover our operating expenses. In which case we may have to cease operations and you may lose your entire investment.

 Nine Months Ended February 28, 2014 Compared to Nine Months Ended February 28, 2013

 Revenues

We generated no revenues for the nine months ending February 28, 2014 and the nine months ending February 28, 2013. Total revenue from December 20, 2007 (“Inception”) through February 28, 2014 were $4,637. Our operations to date have been financed by the sale of our common stock and third party loans.

Operating expenses for the nine months ended February 28, 2014 and February 28, 2013 totalled $81,803 and $1,166,156. Total operating expenses from December 20, 2007 (“Inception”) through February 28, 2014 were $2,974,877. Our single largest expense for the nine months ended February 28, 2014 has been consulting fees totalling $315,000 and $277,032 for financial consulting for the nine months ended February 28, 2013. Total consulting fees from December 20, 2007 (“Inception”) through February 28, 2014 were $1,528,333.

General and Administrative expenses, including financial consulting fees, for the nine months ended February 28, 2014 and February 28, 2013 totalled $81,803 and $1,166,156 respectively. Total General and Administrative expenses from December 20, 2007 (“Inception”) through February 28, 2014 were $2,974,877.

Other Expenses including debt interest, amortized discounts and extraordinary expenses, for the nine months ended February 28, 2014 and February 28, 2013 totalled $339,570 and $30,321 respectively. Total Other Expenses from December 20, 2007 (“Inception”) through February 28, 2014 were $903,380.

For the nine months ended February 28, 2014 and February 28, 2013, we had a net loss of ($421,373) and ($1,196,477).  Total losses since December 20, 2007 (“Inception”) were ($3,875,273).

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

The changes in our capital resources at February 28, 2014 compared with February 28, 2013 are:

	February 28, 2014	February 28, 2013	Increase (Decrease)	Percentage Change

Cash	$3,887	$69	$3,818	5,511.81%
Current Assets	$7,369	$953,287	$(945,918)	-99.23%
Total Assets	$1,485,869	$2,431,977	$(946,108)	-38.90%
Current Liabilities	$2,986,649	$2,495,483	$491,166	19.68%
Total Liabilities	$2,986,649	$2,621,807	$364,842	13.92%
Working Capital Deficit	$2,979,280	$1,542,196	$1,437,084	93.18%

               Our working capital deficit increased by $1,437,084 from $1,542,196 as of February 28, 2013 to $2,979,280  as of February 28, 2014. This increase in the deficit was due to the amount of resources that were expended to source financing for the drilling and completions of our 30 oil and gas leases in Venango County, PA, complete all the necessary SEC filings and the drilling and completions work program on the Rice Lease in Venango County, PA.

Over the last nine months, we expended our resources on raising funds to complete our 30 oil well drilling program in Venango County, PA, attempting to raise funds for the acquisition of oil and gas leases that meet our criteria, to raise sufficient funds to fund a drilling and completions programs once we acquired oil and gas leases, updating our prior SEC filings with XBRL interactive data files, completing our fiscal year end consolidated statements and SEC filings. Our business is capital intensive. Our ability to grow is dependent upon favorably obtaining outside debt and capital and generating cash flows from operating activities necessary to fund our investment activities. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on successful development activities and our ability to seek and secure capital from external sources, should we be unable to achieve sustainable profitability this could cause any equity investment in the Company to become worthless.

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

Cash Flow Used in Operating activities:

	February 28, 2014	February 28, 2013	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$(186,442)	$289,260	$475,703	-164.45%
Net cash provided by (used in) investing activities	$-	$(835,000)	$(835,000)	N/A
Net cash provided by (used by) financing activities	$166,930	$545,809	$(378,879)	-69.42%

Cash flow from operating activities is derived from changes in the balances of payables, or other non-oil property asset account balances. For the nine months ended February 28, 2014, we had a negative cash flow from operating activities of $186,442, in comparison to a cash flow of $289,260 for the nine months ended February 28, 2013. This change of $475,703 was the result of a increase in our payables balance and a decrease in our current assets. Variations in cash flow from operating activities may affect our level of development expenditures. Our expenditures consist primarily of our General and Administrative (G&A) expenses, which consist of consulting and professional services, employee compensation, legal, accounting, travel and other G&A expenses, which we have incurred in order to address necessary organizational activities.

Cash Flow Used in Investing activities:

Cash flow used by investing activities was zero for the nine months ended February 28, 2014. This is in comparison to $835,000 investing activities used for the nine months ended February 28, 2013.

Cash Flow from Financing activities:

Cash flow from financing activities is derived from short term debt account balances or in equity, account balances excluding retained earnings. Cash flow provided by financing activities was $166,930 for the nine months ended February 28, 2014. This is in comparison to $545,809 provided by financing activities for the nine months ended February 28, 2013. We anticipate it will be necessary to rely on additional funding from the debt financing and from capital markets in the current fiscal year to complete the 30 oil well drilling and completions program in Venango County, P.A. other acquisitions and to discharge our debts.

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

Plan of Operation For Remaining Fiscal Year

We will attempt to continue to source equity or debt financing, or Joint Venture partners for our operating costs and for our oil and gas well drilling programs or attempt to identify a profitable acquisition candidate. Our Reserve Equity Finance agreement with AGS Capital Group, LLC for $15 Million requires the Company to register 37 Million shares of our stock with the SEC. This will take time to become effective. There is no guarantee that the Company will be successful in registering the 37 Million shares with the SEC. We have had discussions with several companies and individuals for funding and/or Joint Ventures. However, we have not come to terms with any company or individual as of February 28, 2014. We will attempt to finance our operating expenses with additional debt or through equity financing.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Item 9A. Controls and Procedures.

Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we evaluated, as of February 28, 2014, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

The Company issued an aggregate of 90,000 shares for the nine month period ending November 30, 2013 with an average price of $0.001267 per share on November 27, 2013 to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier. The issuance of the common stock was exempt from registration under Section 4(a) (2) of the Securities Act.

The Company issued 6,418,980 shares on November 27, 2013 for $3,903 for interest pursuant to a Convertible Promissory Note dated January 1, 2013. The issuance of the common stock was exempt from registration under Section 4(a) (2) of the Securities Act.

The Company issued 90,000,000 shares on December 3, 2013 for $9,000 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

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

The Company issue 45,050,000 shares on January 6, 2014 for $4,505  pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 77,780,000 shares on January 6, 2014 for $7,778 for interest pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 56,000,000 shares on January 15, 2014 for $2,800 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 34,333,333 shares on January 22, 2014 for $2,060 pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on January 27, 2014 for $3,780 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on February 5, 2014 for $4,320 pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 77,000,000 shares on February 5, 2014 for $3,850 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 77,400,000 shares on February 10, 2014 for $4,063 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 66,000,000 shares on February 11, 2014 for $3,960 pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 90,000,000 shares on February 12, 2014 for $4,500 for interest pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on February 14, 2014 for $4,320 pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 96,000,000 shares on February 14, 2014 for $4,800 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 84,865,100 shares on February 14, 2014 for $8,487 pursuant to the conversion of a Convertible Promissory Note dated August 1, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on February 21, 2014 for $5,040 pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 18,333,333 shares on February 24, 2014 for $1,100 pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 21,666,667 shares on February 24, 2014 for $1,300 for interest pursuant to the conversion of a Convertible Promissory Note dated May 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 51,238,095 shares on February 26, 2014 for $2,960 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 65,134,900 shares on February 26, 2014 for $6,513 pursuant to the conversion of a Convertible Promissory Note dated August 1, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 12,976,700 shares on February 26, 2014 for $1,298 for interest pursuant to the conversion of a Convertible Promissory Note dated August 1, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS INCORPORATED BY REFERENCE
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	File/ Furnished Herewith
Other Events
8.01	Registration Statement, Form S-1 declared effective by the SEC	8-K	-	03/27/13
Material Contracts
10.01	Amended and Restated Reserve Equity Financing Agreement, between Xun Energy, Inc. and AGS Capital Group, LLC, dated November 27, 2013	8-K	99.1	12/02/13
10.02	Registration Rights Agreement, between Xun Energy, Inc. and AGS Capital Group, LLC, dated July 11, 2013	8-K	99.2	12/02/13
Rule 13a–14(a)/15d-14(a) Certifications
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XUN ENERGY, INC.

Date: April 14, 2014	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Executive Officer (principal executive officer)

Date: April 14, 2014	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Financial Officer (principal financial officer and principal accounting officer)