Form 10-K
period 2014-05-31
Xun Energy, Inc.
filed 2014-09-12
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: May 31, 2014
Or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

XUN ENERGY, INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	000-53466	90-0669916
(State or Other Jurisdiction	(Commission	(I.R.S. Employer

12759 NE Whitaker Way, #C453, Portland, Oregon, 97230

 (Address of Principal Executive Office) (Zip Code)

(775) 200-0505

(Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of November 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $251,302 based on the price the Common Stock was last sold ($0.0002)

As of September 12, 2014, there were 7,151,568,163 shares of our Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

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

Abbreviations:

Abbreviation	Definition

“BBL”	Barrel, 42 US gallons
"BOE"	Barrels of Oil Equivalent, natural gas 6,000 cubic feet equal to 1 BOE
“BOPD”	Barrels of Oil Production per Day
“BOPM”	Barrels of Oil Per Month
“D&A”	Dry and Abandoned
“DG”	Domestic Gas
“GAS”	Gas Producer or natural gas
“HKO”	Highest known oil
“LKH”	Lowest known hydrocarbons
“LOC”	Location (new permit issued or insufficient data)
“MCF”	One Thousand Cubic Feet
“MCFGPD”	Thousand Cubic Feet Of Gas Per Day
“MCFPD”	One Thousand Cubic Feet of Gas Per Day
"MMbd"	One million Barrels Per Day
“MMBtu”	One million (1,000,000) British thermal units
“MMCFD”	One Million Cubic Feet of Gas Per Day
“NRI”	Net Revenue Interest or Net Royalty Interest
“OIL”	Oil Producer or crude oil
“ORRI”	Overriding Royalty Interest
"PSA"	Purchase and Sales Agreement
"REF"	Reserve Equity Financing
"REFA"	Reserve Equity Financing Agreement
“SEC”	The United States Securities and Exchange Commission.
“TCF”	Trillion cubic feet
“TRM”	Terminated (permit expired or cancelled)
“WI”	Working Interest
“XNRG”	Xun Energy, Inc.
"XOC"	Xun Oil Corporation
"XOM"	Xun Oil Marketing Division
"XOP"	Xun Oil Of Pennsylvania

Oil and Gas Glossary of Terms and Definitions

We are providing you with the following glossary of terms to assist you in your understanding of the oil and gas industry.

Term	Definition
ASSIGNMENT

In oil and gas usage, assignment is a transfer of a property or an interest in an oil or gas property; most commonly, the transfer of an oil or gas lease. The assignor does the transferring and the assignee receives the interest of property.

CRUDE OIL PRODUCTION

Pressure from the reservoir forces the hydrocarbons (crude oil) from the pores in the formation, and moves them to the wellbore. A down hole pump connected by sucker rod to a pump jack artificially lifts the crude oil from the bottom of the wellbore to the top of the wellhead and into a collection tank.

DEVELOPMENT - OFFSET DRILLING

Offset drilling program consists of drilling new wells within a proven and producing property. Well locations are selected by geologists based on known and historical data from producing oil and gas wells within the property or adjoining properties.

4
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

5
OVERRIDING ROYALTY

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

PROVED DEVELOPED RESERVES

Proved developed reserves that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well, and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

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

6
PROVED UNDEVELOPED RESERVES

Proved undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. (i) Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic productivity at greater distances. (ii) Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time. (iii) Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

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

7
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

Item 1. Business

General

The Company is engaged primarily in the acquisition of producing or near producing oil and gas properties and the development of these oil and gas properties. The Company acquired oil and gas properties that allow it to drill and complete 30 oil and gas wells with an option to acquire an additional 15 oil and gas well locations for drilling and completion in Venango County, Pennsylvania. As of May 31, 2014, we have drilled and completed one producing oil well. There is no assurance that we will be successful in raising the necessary funds to drill and complete the second or remaining 29 oil and gas well locations; there are no assurances, that if we are successful in raising the necessary funds to drill and complete the second or remaining 29 oil and gas well locations, that they will produce oil and gas. There are no assurances that should oil and gas be produced from one or more of the 30 oil and gas well locations, that the Company will be profitable.

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

We were incorporated on December 20, 2007 in the State of Nevada. We are an operating company, and to date have earned limited revenue.

On May 14, 2014, the shareholders of the Company, holding 57.145% of the outstanding voting power of the Company, agreed to increase the authorized shares of common stock, par value $0.0001 to 15,000,000,000. Thereafter, the Company filed with the State of Nevada, a Certificate of Amendment for such increase of shares of common stock (the “Certificate”). The Certificate was effective on May 15, 2014.

Our focus is to generate cash flow.

On August 31, 2012 the Company entered into an Oil and Gas Well Location Agreement with Vencedor Energy Partners (Assignor). The agreement allows the Company to drill 30 offset oil and gas wells on 3 producing oil and gas leases in Venango County, Pennsylvania (Venango Project).

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

The Agreement allows the Company to have the exclusive right to explore, operate, and produce all naturally-occurring oil, gas, casing-head gas or gasoline, gas condensate and/or all other liquid or gaseous hydrocarbons and other marketable or non-marketable substances produced (Oil and Gas) from Oil and Gas deposits contained within and under the well location and any and all other rights and privileges necessary, incident to, or convenient for the economical operation of the well location and other lands for the production of Oil and Gas to the Company. A well location is defined as a circle having a radius of l50 feet with the well, to a depth as allowed in the Master Lease, at the center thereof.

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

The Company had 2 years from the date of execution of the Agreement to complete the drilling of the 30 well locations and has the option to acquire an additional 15 well locations for the same terms and conditions of the Agreement after the first 30 wells locations have been completed. The 30 well drilling program required $7,500,000 to complete the drilling and completions program. The Company was not able to complete the financing to be able to pay for the 30 of the oil and gas well drilling and completions program. As of May 31, 2014, the Company was able to obtain financing to build the roads, infrastructure and drill and complete one oil well on the Rice lease (Rice #15) and put the well into production. Our inability to raise the balance of the funds resulted in the Company forfeiting its rights to drill on the Corse and Lalley oil and gas leases in Venango County, Pennsylvania on September 1, 2014. The Company retains its drilling rights on the Rice 3, Rice 4, Rice 6 and Rice 14 by "Held By Production" and drilling permits which expire on April 28, 2015.

The Company entered into a Participation and Operating Agreement (the "POA") with the Assignor, appointing the Assignor as the designated Operator (the "Operator") of the Oil and Gas Well Locations which includes all the responsibilities as a designated operator in the State of Pennsylvania which includes the duties of managing and supervising the drilling and completions of the Oil and Gas Locations. Subsequently our progress on the Venango Project has been:

•

On December 18, 2012, pursuant to the POA, the Operator invoiced the Company $835,000 for the drilling and completion of five oil wells on the Rice lease per the POA. The Company has recorded the transaction capitalizing the drilling and completions as work in progress. The liability is included in the Company's Accounts Payable.

• On March 28, 2013, our Operator commenced site preparation on the Rice Lease, well numbers 3, 5, 6, 14 and 15.

• By May 31, 2013, our Operator had completed the road entrance to the Rice lease and the drilling pad for Rice Lease well number #5.

•

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

•

On September 16, 2013 VEP completed the nuclear wire line log on Rice #15 on the Rise Lease, in Venango County, PA. Verbal reports from the logging crew and staff on site were very positive when the logging tool pulled out of the well bore was covered with crude oil.

•

On September 25, 2013 VEP reported the analysis of the wire-line log on Rice #15 on the Rise Lease, Venango County, PA. VEP reported the following:

i.

The Venango-First has two separated lenses, one is about 6 feet, 762'-766', and another 9 foot section, 788'-797', and both have decent porosity. The sand thickness has developed at this location along with its oil saturations. The upper and lower lenses both have a fair to good oil show.

ii.

The Venango-Second has 16 feet of formation on the bottom lens, 916'-932', with good porosity and saturation and another 4 feet above it, 908'-912' that's producible with lesser values. The porosity on the lower lens has a fair to excellent show of oil with a poorer oil show in the upper lens portion.

iii.

VEP recommended the balance of the infrastructure on the Rice Lease be completed first. After the infrastructure is installed, then Rice #15 well should be completed for production.

•

On April 28, 2014, the Pennsylvania Department of Environmental Protection issued new permits to drill on the Rice lease, oil well numbers 3, 5, 6 and 14 after the initial one year drilling permits expired for lack of drilling activity.

• On May 29, 2014, the Company's Operator, VEP, completed the notching on the Rice #15 oil well.

• On June 3, 2014 Rice #15 commences production.

• On September 1, 2014, the Lalley and Corse leases are forfeited

• The Rice #15 is producing oil and has been since June 16, 2014.

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

United States Market

The major energy sources consumed in the United States are petroleum (oil), natural gas, coal, nuclear, and renewable energy. The major users are residential and commercial buildings, industry, transportation, and electric power generators. The pattern of fuel use varies widely by sector. [1]

Primary energy includes petroleum, natural gas, coal, nuclear fuel, and renewable energy. Electricity is a secondary energy source that is generated from these primary forms of energy. Total U.S. energy use in 2013 was about 97.5 quadrillion Btus. One quadrillion Btus represents about 1% of total U.S. energy use. In physical energy terms, one quad represents 172 million barrels of oil (about nine days of U.S. petroleum use), 51 million tons of coal (about 5.5% of total U.S. coal consumption in 2013), or 1 trillion cubic feet of dry natural gas (about 1.4% of total U.S. natural gas use in 2013). [1]

[1] Source: http://www.eia.gov/energy_in_brief/article/major_energy_sources_and_users.cfm

While U.S. total net crude oil imports fell during 2013, the share of imports last year from the United States' top three foreign oil suppliers—Canada, Saudi Arabia, and Mexico—was the highest in at least four decades, according to preliminary annual trade data from EIA's Petroleum Supply Monthly report. These three countries provided almost three out of every five barrels of oil imported into the U.S. market last year. [2]

U.S. net crude oil imports in 2013 declined 10.2% to 7.6 million barrels per day (bbl/d), the lowest level since 1996, as rising domestic crude oil production cut into the volume of imports needed to meet refinery demand for crude oil. [2]

The overall decline in U.S. net imports has led to an increasing concentration of net imports from Canada, Saudi Arabia, and Mexico. Combined net oil imports from these countries decreased by 1.5% last year. As a result, the 4.6 million bbl/d of oil supplied by these three countries accounted for 61% of total U.S. net oil imports in 2013, up from 55% the year before and their biggest share since at least 1973. These countries generally produce medium to heavy, sour crude oil that is desirable to U.S. refineries, while increasing U.S. crude oil production from tight oil formations is typically of the light sweet quality. Also, with the exception of Saudi Arabia, these countries are near the United States, with Mexico having a short shipping distance for its oil to the large number of refineries along the U.S. Gulf Coast. [2]

[2] Source: U.S. Energy Information, February 2014 Petroleum Supply Monthly

Canada, Saudi Arabia, and Mexico have consistently been America's three largest crude oil suppliers, although their rankings vary from year to year. Highlights from the top three sources for U.S. crude oil imports in 2013: [2]

•

Canada. Crude oil imports averaged a record 2.5 million bbl/d, up 3.9% from 2012. Canada has few other outlets for Alberta’s rising heavy crude oil production, so most of it is exported to the United States. [2]

•

Saudi Arabia. Crude oil imports averaged 1.3 million bbl/d, down 2.6%, but still the second highest in five years. Through its Motiva Enterprises joint venture, the country's state oil company is a partial owner of three large U.S. Gulf Coast refineries that it partially supplies with Saudi crude. [2]

•

Mexico. Crude oil imports of 850,000 bbl/d were down 13% and the lowest in more than 20 years, reflecting the continued decline in Mexico's crude oil production. Still, Mexico produces significant amounts of heavy crude that is well-suited to run in U.S. Gulf Coast oil refineries. [2]

[2]Source:  http://www.eia.gov/todayinenergy/detail.cfm?id=15711

U.S. total crude oil production averaged an estimated 8.5 million barrels per day (bbl/d) in July, the highest monthly level of production since April 1987. U.S. total crude oil production, which averaged 7.5 million bbl/d in 2013, is expected to average 8.5 million bbl/d in 2014 and 9.3 million bbl/d in 2015. The 2015 forecast represents the highest annual average level of oil production since 1972. Natural gas plant liquids production increases from an average of 2.6 million bbl/d in 2013 to 3.1 million bbl/d in 2015. The growth in domestic production has contributed to a significant decline in petroleum imports. The share of total U.S. petroleum and other liquids consumption met by net imports fell from 60% in 2005 to an average of 33% in 2013. EIA expects the net import share to decline to 22% in 2015, which would be the lowest level since 1970. [3]

[3]Source: http://www.eia.gov/dnav/pet/hist/LeafHandler.ashx?n=pet&s=mcrfpus1&f=a

Rising crude oil production in the United States contributed to relatively stable global crude oil prices in 2013, at around the same annual average levels of the previous two years. West Texas Intermediate (WTI) spot prices averaged $98 per barrel (bbl) in 2013, up 4% from 2012 and the highest annual average since 2008. New pipeline and railroad infrastructure alleviated transportation constraints that had put downward pressure on WTI prices. The North Sea Brent spot price averaged $109/bbl, down 3% from 2012. Brent prices came under downward pressure as rising U.S. light sweet crude oil production reduced the need for U.S. imports, thereby increasing supplies of Brent-quality crude oil available to the global market. [4]

U.S. highlights

•

Domestic crude oil production increased 1.0 million bbl/d—rising more than the combined increases in the rest of the world—to reach its highest level in 24 years. This increase marked the largest observed annual increase in U.S. history. [4]

•

Production exceeded imports during several weeks for the first time in nearly two decades. [4]

•

Transportation infrastructure improvements enabled crude oil from Cushing, Oklahoma, and the Bakken, Permian, and Eagle Ford tight oil formations, to better reach refineries, reducing the need for foreign crude oil. [4]

[4] Source: http://www.eia.gov/todayinenergy/detail.cfm?id=14531

[5] Source; http://www.eia.gov/todayinenergy/detail.cfm?id=17751

U.S. oil production has grown rapidly in recent years. U.S. Energy Information Administration (EIA) data, which reflect combined production of crude oil and lease condensate, show a rise from 5.7 million barrels per day (bbl/d) in 2011 to 7.4 million bbl/d in 2013. EIA's Short-Term Energy Outlook (STEO) projects continuing rapid production growth in 2014 and 2015, with forecast production in 2015 reaching 9.2 million bbl/d. Beyond 2015, EIA's Annual Energy Outlook (AEO) projects further production growth, although its pace and duration remain uncertain. Domestic production plateaus near 9.6 million bbl/d between 2017 and 2020, close to its historical high of 9.6 million bbl/d in 1970, in the AEO2014 Reference case. In the AEO2014 High Oil and Gas Resource case, growth continues through the 2020s and into the 2030s, with production reaching 13.3 million barrels per day in 2036. [6]

 [6]http://www.eia.gov/analysis/petroleum/crudetypes/

Company Operations

The Company is engaged primarily in the acquisition of producing or near producing oil and gas properties and the development of these oil and gas properties. The Company plans to acquire producing or near producing oil and gas properties that will provide cash flow and an upside for future development. Such activities are concentrated in North America onshore, primarily in the United States. We are currently scouting and evaluating properties in Texas, Oklahoma, Pennsylvania, Kansas and as well in Canada. The implementation of our business plan will require significant capital. We do not have this capital and as a result, we will require additional financing to acquire and develop our leasehold obligations. We may use equity or debt to fund our ongoing operations, which is typical in the oil and gas industry.

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

Xun Oil Marketing Division

In October 2013, the Company began its evaluation of establishing an oil marketing division to provide the procurement services for physical commodity trading.  The Xun Oil Marketing Division (XOM), is lead by Jerry G. Mikolajczyk, our President, capitalizing on his expertise, experience and industry connections, in developing XOM. The research and evaluation is based on the following primary business objectives:

• Purchase high quality petroleum products from reputable Suppliers;
• Establish long term Supplier contracts;
• Sell high quality petroleum products to Majors;
• Establish long term sales agreements with the Majors; and
• Establish long term relationships and creditability with Suppliers and Buyers based on product quality, delivery performance, service and flexibility.

The Company has not committed to begin full operations of the Xun Oil Marketing Division until the Company has concluded with its research and evaluation. There are no assurances that the Company will commence operations of XOM. There are no assurances that should the Company commence operations in XOM, that XOM will generate revenue. There are no assurances that should the Company generate revenue in XOM, that XOM or the Company will be profitable. See Notes 22 and 23 to Notes to Consolidated Financial Statements included in this 10-K.

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

Employees

Other than our officers and directors, we have no employees. We outsource our business operation requirements as needed.

Other Information

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

Our website has a section named Xun Forum. The Company will use the Xun Forum as a media to update our shareholders with events or activities of the Company that does not warrant a press release. The link to our Xun Forum is: http://forum.xunenergy.com/.

We also utilize social media websites Facebook and Twitter for informing shareholders of news alerts. Our Facebook name is: Xun Energy and our Twitter name is: @XunEnergy

Information contained on or connected to our website, the Xun Forum, Facebook and Twitter is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

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

We have little assets and have had limited revenues since inception. We will not receive material revenues until we complete funding through debt, equity, or Joint Venture financing.

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

Unless we secure additional working capital, the Company can only continue as a going concern for six months

Unless we secure equity, debt financing or Joint Venture partners, of which there can be no assurance, or identify a profitable acquisition candidate, we will not be able to continue any operations for longer than six months. The majority of our operating costs related to salaries of the officers and directors of the Company are being accrued.  Our negative cash flow is for our auditors, attorneys, transfer agent, EDGAR filer and travel expenses. We have sufficient cash and liquid assets to cover auditors, attorneys, transfer agent, EDGAR filer and limited travel expenses for the next six months.  After such time, the Company would be forced to cease operations.

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

Public policy, which includes laws, rules and regulations, can change

Our operations are generally subject to federal laws, rules and regulations in the United States. In addition, we are also subject to the laws and regulations of various states, tribal and local governments. Pursuant to public policy changes, numerous government departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which require substantial compliance costs and carry substantial penalties for failure to comply. Changes in such public policy have affected, and at times in the future could affect, our operations. Political developments can restrict production levels, enact price controls, change environmental protection requirements, and increase taxes, royalties and other amounts payable to governments or governmental agencies. Existing laws and regulations can also require us to incur substantial costs to maintain regulatory compliance.

Our operating and other compliance costs could increase further if existing laws and regulations are revised or reinterpreted or if new laws and regulations become applicable to our operations. Although we are unable to predict changes to existing laws and regulations, such changes could significantly impact our profitability, financial condition and liquidity, particularly changes related to hydraulic fracturing, income taxes and climate change as discussed below.

Hydraulic Fracturing – The Bureau of Land Management is considering the possibility of additional regulation of hydraulic fracturing on federal and Indian lands. Currently, regulation of hydraulic fracturing is conducted primarily at the state level through permitting and other compliance requirements.

Income Taxes – We are subject to federal, state, and local income taxes and our operating cash flow is sensitive to the amount of income taxes we must pay. In the jurisdictions in which we operate, income taxes are assessed on our earnings after consideration of all allowable deductions and credits. Changes in the types of earnings that are subject to income tax, the types of costs that are considered allowable deductions or the rates assessed on our taxable earnings would all impact our income taxes and resulting operating cash flow. Recently, the United States President and other policy makers have proposed provisions that would, if enacted, make significant changes to United States tax laws applicable to us. The most significant change to our business would eliminate the immediate deduction for intangible drilling and development costs. Such a change could have a material adverse effect on our profitability, financial condition and liquidity.

Climate Change – Policymakers in the United States are increasingly focusing on whether the emissions of greenhouse gases, such as carbon dioxide and methane, are contributing to harmful climatic changes. Policymakers at both the United States federal and state levels have introduced legislation and proposed new regulations that are designed to quantify and limit the emission of greenhouse gases through inventories, limitations and/or taxes on greenhouse gas emissions. Legislative initiatives and discussions to date have focused on the development of cap-and-trade and/or carbon tax programs. A cap-and-trade program generally would cap overall greenhouse gas emissions on an economy-wide basis and require major sources of greenhouse gas emissions or major fuel producers to acquire and surrender emission allowances. Cap-and-trade programs could be relevant to us and our operations in several ways. First, the equipment we use to explore for, develop, produce and process oil and natural gas emits greenhouse gases. We could therefore be subject to caps, and penalties if emissions exceeded the caps. Second, the combustion of carbon-based fuels, such as the oil and gas we may sell, emits carbon dioxide and other greenhouse gases. Therefore, demand for our products could be reduced by imposition of caps and penalties on our customers. Carbon taxes could likewise affect us by being based on emissions from our equipment and/or emissions resulting from use of our products by our customers. Of overriding significance would be the point of regulation or taxation. Application of caps or taxes on companies such as Xun Energy, based on carbon content of produced oil and gas volumes rather than on consumer emissions, could lead to penalties, fees or tax assessments for which there are no mechanisms to pass them through the distribution and consumption chain where fuel use or conservation choices are made. Moreover, because oil and natural gas are used as chemical feedstocks and not solely as fossil fuel, applying a carbon tax to oil and gas at the production stage would be excessive with respect to actual carbon emissions from petroleum fuels.

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

We have generated limited revenues from operations. Cumulative losses as of May 31, 2014 totaled ($4,080,897). We have incurred significant losses in the past and we will likely continue to incur losses in the future unless our development program proves successful. Even if our development program produces oil and gas, there can be no assurance that we will be able to commercially exploit these resources, or generate sufficient revenues to operate profitably.

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

We face fluctuating oil and prices.

The price of oil and gas has experienced significant price movements over short periods of time and is affected by numerous factors beyond our control, including international economic and political trends, expectations of inflation, currency exchange fluctuations (including, the U.S. dollar relative to other currencies) interest rates, global or regional consumption patterns, speculative activities and increases in production due to improved exploration and production methods. The supply of and demand for oil and gas are affected by various factors, including political events, economic conditions and production costs in major producing regions.

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

Our estimates of resources are subject to uncertainty. The cost of employing the technologies necessary to establish reasonable certainty may be cost prohibitive or the cost may exceed the benefit.

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

Our activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges and power and water supplies are important determinants that affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage,  government or other interference in the maintenance or provision of such infrastructure could adversely affect the activities and profitability of the Company.

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

Our business is very speculative since there is generally no way to recover any of the funds expended on development/exploration unless the existence of commercially exploitable reserves are established and the Company can exploit those reserves by either commencing drilling operations, selling or leasing its interest in the property, or entering into a joint venture with a larger company that can further develop the property. Unless we can establish and exploit reserves before our funds are exhausted, we will have to discontinue operations, which could make our stock valueless.

Our operations are subject to environmental risks.

Our operations are subject to strict environmental rules and regulations. There can be no assurance that we will be able to comply with these rules. Environmental legislation is evolving in some jurisdictions in a manner, which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our projects.

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

While we may at some point be able to meet the requirements necessary for our common stock to be listed on a national securities exchange, we cannot assure you that we will ever achieve a listing of our common stock on a national securities exchange. Our shares are currently eligible for quotation on the Over-The-Counter Bulletin Board, which is not an exchange. Initial listing on a national securities exchange is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements, and could also be affected by the general skepticism of such markets concerning companies that are the result of mergers with inactive publicly-held companies. There are also continuing eligibility requirements for companies listed on public trading markets. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, any of which could result in you losing some or all of your investments.

The market valuation of our business may fluctuate due to factors beyond our control and the value of your investment may fluctuate correspondingly.

The market valuation of companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies. Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

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

Our Articles of Incorporation authorize the Company to issue 15 billion shares of common stock. Any equity financing effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, our common stock issued in any equity financing transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

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

We registered an aggregate of 37,414,967 shares of common stock to be issued under the equity line of credit. The sale of such shares could depress the market price of our common stock.

We registered an aggregate of 37,414,967 shares of common stock under the registration statement for issuance pursuant to the equity line of credit. The sale of these shares into the public market by AGS could depress the market price of our common stock.

Our common stock price may decline by our draw on our equity line of credit.

Effective July 11, 2013, and amended on November 27, 2013, we entered into the Drawdown Agreement with AGS. Pursuant to the Drawdown Agreement, when we deem it necessary, we may raise capital through the private sale of our common stock to AGS at a price equal to 90% of Pricing Market Price.  Because the put price is lower than the prevailing market price of our common stock, to the extent that the put right is exercised, your ownership interest may be diluted.

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

For the five consecutive trading days prior to September 12, 2014, the lowest closing trade price of our common stock was $0.0001. There is no assurance that the Market Price of our common stock will increase substantially in the near future. The entire commitment under the equity line of credit is $15,000,000.  The aggregate number of shares of common stock necessary to raise the entire $15,000,000 at $0.0001 per share is approximately 150 Billion. The number of common shares that remains issuable is lower than the number of common shares we need to issue in order to have access to the full amount under the equity line of credit.  Therefore, we may not have access to the remaining commitment under the equity line of credit unless the Market Price of our common stock to increase substantially. Pursuant to the Drawdown Agreement, as amended, the Company may not sell any Put Shares to the Selling Stockholder unless the Exercise Market Price of the Company’s common stock is at least $0.50. The Company may have to restructure the common stock through a common stock reverse split to meet its minimum Exercise Market Price of $0.50 per share of common stock. The purchase price that the Selling Stockholder will have to pay may be less than the $0.50 minimum Exercise Market Price as the Selling Stockholder’s purchase price is ninety percent (90%) of the average of the three lowest closing bid prices during the ten consecutive trading days immediately following the Company's delivery of a Notice (the “Pricing Market Price”).

Item 1B. Unresolved Staff Comments

Not applicable.

 Item 2. Properties.

Executive Offices: Our executive offices are currently located at 12759 NE Whitaker Way, #C453, Portland, Oregon, 97230, an office leased by Peter Matousek, one of our executives. Mr. Matousek provides this office to the Company at a charge of $150 per month. This office space is currently sufficient for our needs and we expect it to be sufficient for the foreseeable future or until such time as we acquire a target company or have sufficient revenues to cover the costs of leasing or purchase office space.

Accounting Offices: Our accounting offices are currently located at 3960 Minton Road, Suite 1000, Melbourne, Florida. The Company is being charged $100 per month.

Oil and Gas Leases:  The Company owns 30 oil well locations on three oil and gas leases in Venango County, Pennsylvania as  of May 31, 2014 and had 30 oil well locations on three oil and gas leases in Venango County, Pennsylvania as  of May 31, 2013. One of the oil well locations, Rice #15 has been drilled and completed as of May 31, 2014.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

A.

Market Information

Our common stock trades on the OTC Markets under the symbol ("XNRG"). There is a very limited market for our common stock, with very limited trading activities. The following table shows the high and low closing sales prices for our Common Stock for the two most recent fiscal years. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The information is derived from information received from online stock quotation services.

	Year ended May 31, 2014		Year ended May 31, 2013
	HIGH	LOW	HIGH	LOW
First Quarter	$ 0.0060	$ 0.0008	$ 0.0800	$ 0.0250
Second Quarter	$ 0.0014	$ 0.0001	$ 0.0440	$ 0.0035
Third Quarter	$ 0.0003	$ 0.0001	$ 0.0240	$ 0.0040
Fourth Quarter	$ 0.0003	$ 0.0001	$ 0.0180	$ 0.0059

B.

Holders

As of May 31, 2014, the Company had 64 active shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

C.

Transfer Agent

Our transfer agent is Holladay Stock Transfer, Inc. whose address is 2939 N. 67th Place #C, Scottsdale, Arizona  85251 and their telephone number is (480) 481-3940.

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

E.

Equity Compensation Plan

Executive and Board Compensation

On May 22, 2012, Company entered into a Board Member Compensation Agreement with Dr. William D. Spier as a director of the Company for a term of one (1) year ending May 31, 2013. Dr. Spier will receive 5,000 shares per month of the Company’s common stock in consideration for his serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses.

On May 25, 2012, Company entered into a Board Member Compensation Agreement with Mr. Peter Matousek as a director of the Company for a term of one (1) year ending May 31, 2013. Mr. Matousek will receive 5,000 shares per month of the Company’s common stock in consideration for his serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses.

The Company authorized and approved an aggregate of 136,129 shares for the twelve month period ended May 31, 2012 with an average price of $0.0333 per share to the Board pursuant to a Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Kevin M. Grapes, Mr. Peter Matousek and Dr. William D. Spier. The Company issued 105,000 of the 136,129 shares to the Board as of May 31, 2012.  The balance,  31,129 shares, cost of $2,106 for the period March 1, 2012 to May 31, 2012,  were issued to the Board on June 25, 2012.

The Company authorized and approved an aggregate of 45,000 shares for the three month period ended August 31, 2012 with an average price of $0.04033 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier. The 45,000 shares were issued to the Board on October 26, 2012.

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

The Company authorized and approved an aggregate of 45,000 shares for the three month period ended November  30, 2012 with an average price of $0.01228 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier.

The Company authorized and approved an aggregate of 45,000 shares for the three month period ended February 28, 2013 with an average price of $0.010927 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier.

On May 30, 2013, the Board of Directors renewed the Board Member Compensation Agreement with Dr. William D. Spier as a director of the Company for a term of one (1) year ending May 31, 2014. Mr. Spier will receive 5,000 shares per month of the Company’s common stock in consideration for his serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

On May 30, 2013, the Board of Directors renewed the Board Member Compensation Agreement with Mr. Peter Matousek as a director of the Company for a term of one (1) year ending May 31, 2014. Mr. Matousek will receive 5,000 shares per month of the Company’s common stock in consideration for his serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

The Company authorized and approved an aggregate of 45,000 shares for the three month period ended May 31, 2013 with an average price of $0.01033 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier.

On August 31, 2013, the Board of Directors renewed the Board Member Compensation Agreement with Mr. Jerry G. Mikolajczyk as a director of the Company for a term of one (1) year ending August 31, 2014. Mr. Mikolajczyk will receive 5,000 shares per month of the Company’s common stock in consideration for his serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

The Company issued an aggregate of 90,000 shares for the six month period ending November 30, 2013 with an average price of $0.001267 per share on November 27, 2013 to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier.

The Company issued an aggregate of 45,000 shares for the three month period ending February 28, 2014 with an average price of $0.000153 per share on May 13, 2014 to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier. The issuance of the common stock was exempt from registration under Section 4(a) (2) of the Securities Act.

On May 30, 2014, the Board of Directors renewed the Board Member Compensation Agreement with Dr. William D. Spier as a director of the Company for a term of one (1) year ending May 31, 2015. Mr. Spier will receive 5,000 shares per month of the Company’s common stock in consideration for his serving on the Company’s Board of Directors.

On May 30, 2014, the Board of Directors renewed the Board Member Compensation Agreement with Mr. Peter Matousek as a director of the Company for a term of one (1) year ending May 31, 2015. Mr. Matousek will receive 5,000 shares per month of the Company’s common stock in consideration for his serving on the Company’s Board of Directors.

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

The Company issued an aggregate of 45,000 shares for the three month period ending May 31, 2014 with an average price of $0.000173 per share on May 30, 2014 to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier. The issuance of the common stock was exempt from registration under Section 4(a) (2) of the Securities Act.

The Schedule of Board Compensation below represents the shares issued or approved to the Board with the 5-Day Average Share Closing Price for each month during the twelve months ending May 31, 2014 and May 31, 2013:

Schedule of Board Compensation

	2014			2013
Month	Board Shares Issued	5 Day Average Share Closing Price	Cost Base	Board Shares Issued	5 Day Average Share Closing Price	Cost Base
June	15,000	$ 0.002740	$ 41.10	15,000	$ 0.038000	$ 570.00
July	15,000	$ 0.002220	$ 33.30	15,000	$ 0.044000	$ 660.00
August	15,000	$ 0.001120	$ 16.80	15,000	$ 0.039000	$ 585.00
Quarter Total	45,000	$ 0.002027	$ 91.20	45,000	$ 0.040333	$ 1,815.00
September	15,000	$ 0.000940	$ 14.10	15,000	$ 0.023200	$ 348.00
October	15,000	$ 0.000380	$ 5.70	15,000	$ 0.007700	$ 115.60
November	15,000	$ 0.000200	$ 3.00	15,000	$ 0.005900	$ 89.10
Quarter Total	45,000	$ 0.000507	$ 22.80	45,000	$ 0.012282	$ 552.70
December	15,000	$ 0.000180	$ 2.70	15,000	$ 0.007740	$ 116.10
January	15,000	$ 0.000100	$ 1.50	15,000	$ 0.009820	$ 147.30
February	15,000	$ 0.000180	$ 2.70	15,000	$ 0.015220	$ 228.30
Quarter Total	45,000	$ 0.000153	$ 6.90	45,000	$ 0.010927	$ 491.70
March	15,000	$ 0.000220	$ 3.30	15,000	$ 0.013920	$ 208.80
April	15,000	$ 0.000200	$ 3.00	15,000	$ 0.010280	$ 154.20
May	15,000	$ 0.000100	$ 1.50	15,000	$ 0.006800	$ 102.00
Quarter Total	45,000	$ 0.000173	$ 7.80	45,000	$ 0.010333	$ 465.00
Year Total	180,000	$ 0.000715	$ 128.70	180,000	$ 0.018464	$ 3,323.50

F.

Sales of Unregistered Securities

As set forth below, we issued shares of our common stock to investors which were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(a)(2) thereof, or Regulation D or Regulation S promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us.

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

The Company issued 45,000 shares on April 30, 2013 for the period ended May 31, 2013 with an average price of $0.0109267 per share for Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier.

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

The Company issue 90,000,000 shares on February 12, 2014 for $4,500 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

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

The Company issued 51,238,095 shares on February 26, 2014 for $2,690 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

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

The Company issued 121,000,000 shares on March 3, 2014 for $6,050 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on March 3, 2014 for $4,320 pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 90,000,000 shares on March 4, 2014 for $4,500 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 90,000,000 shares on March 10, 2014 for $4,500 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 140,000,000 shares on March 25, 2014 for $7,000 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on March 26, 2014 for $4,320 pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 77,400,000 shares on March 27, 2014 for $4,064 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on March 28, 2014 for $4,320 pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on April 4, 2014 for $4,320 pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 145,000,000 shares on April 4, 2014 for $7,250 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 126,666,667 shares on April 15, 2014 for $7,600 pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 168,000,000 shares on April 19, 2014 for $8,400 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 183,000,000 shares on April 25, 2014 for $9,150 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 172,500,000 shares on April 25, 2014 for $9,056 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 172,500,000 shares on May 2, 2014 for $10,350  pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 121,166,667 shares on May 7, 2014 for $7,270 pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 28,333,333 shares on May 7, 2014 for $1,700 for interest pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 200,000,000 shares on May 12, 2014 for $11,000 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued an aggregate of 45,000 shares for the three month period ending February 28, 2014 with an average price of $0.000153 per share on May 13, 2014 to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier. The issuance of the common stock was exempt from registration under Section 4(a) (2) of the Securities Act.

The Company issued 600,000 shares of Series B Preferred Stock on May 13, 2014 for $300,000. The issuance of the common stock was exempt from registration under Section 4(a) (2) of the Securities Act.

The Company issued 172,500,000 shares on May 15, 2014 for $10,350 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 125,000,000 shares on May 15, 2014 for $6,250 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 67,000,000 shares on May 15, 2014 for $3,350 for interest pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 172,500,000 shares on May 15, 2014 for $9,056 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 171,006,608 shares on May 16, 2014 for $8,550 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 56,402,180 shares on May 16, 2014 for $2,820 for interest pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 172,500,000 shares on May 19, 2014 for $10,350 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 27,600,000 shares on May 27, 2014 for $1,380 for interest pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 51,984,956 shares on May 29, 2014 for $2,599 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 49,987,958 shares on May 29, 2014 for $2,499 for interest pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 172,500,000 shares on May 29, 2014 for $10,350 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued an aggregate of 45,000 shares for the three month period ending May 31, 2014 with an average price of $0.000173 per share on May 30, 2014 to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier. The issuance of the common stock was exempt from registration under Section 4(a) (2) of the Securities Act.

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

Introduction

We are an independent oil and natural gas development and production company. Our basic business model is to increase shareholder value by finding and developing oil and gas production through development activities, which include drilling offset oil and gas wells and re-entering oil and gas wells, that have historical oil and gas production or are currently producing oil and gas, and selling the production from these worked over wells at a profit. To be successful we must, over time, complete our goal of raising sufficient funds to drill offset wells or complete development programs over the next year and then sell the resulting production at a price that is sufficient to cover our operating expenses, administrative costs and interest expense, plus offer us a return on our capital investment.

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

Our longer-term success depends on, among many other factors, production of oil and gas on our properties and on the prevailing sales prices for oil and natural gas along with associated operating expenses. The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.

The Company had 2 years from the date of execution, August 31, 2012, of the Venango Project 30 location purchase agreement to complete the drilling of the 30 oil wells. The Venango Project required $7,500,000 to complete the 30 well drilling and completions program. The Company was not able to complete all of the financing to be able to pay for the 30 well drilling and completions program. As of May 31, 2014, the Company was able to obtain financing to build the roads, infrastructure and drill and complete one oil well on the Rice lease (Rice #15) and put the well into production. Our inability to raise the balance of the funds resulted in the Company forfeiting its rights to drill on the Lalley and Corse oil and gas leases in Venango County, Pennsylvania on September 1, 2014. The Company retains its drilling rights on the Rice 3, Rice 4, Rice 6 and Rice 14 by "Held By Production" and drilling permits which expire on April 28, 2015.

We have an agreement with AGS Capital Group, LLC for a $15 Million Reserve Equity Financing (REF) which the Company registered 37.5 Million shares with the SEC. We are not able to draw down on the REF as we established a market floor price of $0.50 per share. Since registration of the 37.5 million shares with the SEC, the highest trading close price was $0.0003. There is no assurance that the Market Price of our common stock will increase substantially in the near future. The entire commitment under the equity line of credit is $15,000,000.

The aggregate number of shares of common stock necessary to raise the entire $15,000,000 at $0.0003 per share is approximately 50 Billion. The number of common shares that remains issuable is lower than the number of common shares we need to issue in order to have access to the full amount under the equity line of credit.  Therefore, we may not have access to the remaining commitment under the equity line of credit unless the Market Price of our common stock to increase substantially. Pursuant to the Drawdown Agreement, as amended, the Company may not sell any Put Shares to the Selling Stockholder unless the Exercise Market Price of the Company’s common stock is at least $0.50. The Company may have to restructure the common stock through a common stock reverse split to meet its minimum Exercise Market Price of $0.50 per share of common stock. The purchase price that the Selling Stockholder will have to pay may be less than the $0.50 minimum Exercise Market Price as the Selling Stockholder’s purchase price is ninety percent (90%) of the average of the three lowest closing bid prices during the ten consecutive trading days immediately following the Company's delivery of a Notice (the “Pricing Market Price”).

Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities subject to the Company obtaining the necessary funding for the offset drilling or development programs. During the year we identified a prospect in Texas with producing oil and gas wells. The Company entered into Letters of Intent for the acquisition of the oil and gas leases in Texas, named the Falls Project. The Falls Project is producing 45 to 55 Barrels of Oil Per Day (BOPD) with an average netback of 60%, based on $95 oil, currently generating gross revenue of $130,000 per month. The current lease operators, with combined 22 years of experience, will continue to operate and develop the oil and gas leases for the Company. In addition to the acquisition of the properties, the Company plans to develop 23 new oil wells and workovers on 6 existing wells. The completion of the 23 well drilling program and a workover program on 6 shut in oil wells projects the daily production to peak at a settled in rate of 130 to 140 BOPD, an increase of 300% over current BOPD, resulting in additional gross revenue of $269,000 per month on a decline curve of 8.1% per year. The 23 new oil wells can be drilled and completed over 14 months. Total acquisition cost plus the 23 drilling program and 6 well workover  program is budgeted for $7.6 million. The Sellers have agreed to take a portion of the sales price in equity of the Company with the balance payable in cash. The Company has not been successful in obtaining financing for the acquisition and drilling program as of May 31, 2014. The Company is currently in discussions with lenders for the Falls Project funding. There are no assurances that the Company will be successful in raising sufficient funds for the purchase of the Falls Project. There are no assurances that if we are successful in raising the necessary funds to purchase the Falls Project, that the Falls Project will close. There are no assurances that if we close, that the Falls Project will sustain the current oil production. There are no assurances that if we are successful in purchasing the Falls Project, that the current oil production will be profitable for the Company. There are no assurances that the Company will be successful in raising sufficient funds to complete the 23 well drilling program and the 6 well workover program. There are no assurances that if we are successful in raising the necessary funds to drill and complete the 23 oil and gas well and the 6 well workover program, that they will produce oil and gas. There are no assurances that should oil and gas be produced from one or more of the 29 oil and gas wells, that the Company will be profitable.

Our inability to generate revenue for the 12 month period ending May 31, 2014 is due primarily to difficulties in our ability to raise sufficient funds necessary to close on the financing to commence drilling and completions on the remaining 29 oil and gas well locations in Venango County, Pennsylvania during the fiscal year and to obtain financing to close on the Falls Project. There are no assurances that the Company will be successful in raising sufficient funds to accomplish our goals and objectives.

Results of Operations for Fiscal Year Ended May 31, 2014 as compared to May 31, 2013.

Revenues

We generated no revenue for the fiscal year ending May 31, 2014 and for the year ending May 31, 2013. Our operations to date have been financed by the sale of our common stock and third party loans.  Operating expenses decreased for the year ended May 31, 2014 which totaled $240,368 as compared to $1,620,461for the year ended May 31, 2013. Management fees totaled $430,200 for the year ended May 31, 2014 as compared to $363,503 for the year ended May 31, 2013. General and Administrative (G&A) expenses, including professional fees, totaled $240,368 and $1,620,461 respectively. The lower G&A expenses is the result of the mutually agreed termination of the August 31, 2012 twenty-four month Financing Facilities Consulting Agreement (the “FFCA Agreement”) between the Company and Prodigy Asset Management, LLC (“PAM”). In consideration of the services to be provided by PAM, the Company agreed to pay PAM a prepaid retainer fee of $1,000,000.00 in the form of 20,000,000 common stock (Shares) of the Company. The Company issued 20 million Shares to PAM which PAM has agreed to return the 20 million Shares to the Company resulting in the unwinding of the transaction. The Company amortized $500,000 of the prepaid retainer and upon termination of the FFCA Agreement, the costs amortized are reversed resulting in a credit or negative financial consulting fees for the year ending May 31, 2014.

Other Expenses including debt interest, amortized discounts and extraordinary expenses, for the year ending May 31, 2014 and May 31, 2013 totalled $386,629 and ($34,646) respectively.

We incurred a net loss of $626,997 for the period ending May 31, 2014 compared to the net loss of $1,752,791 for the period ending May 31, 2013.

Until we obtain additional funding to complete our oil and gas well development program, we do not anticipate generating additional revenues, and any revenues that we generate may not be sufficient to cover our operating expenses.  In which case we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

Assets and Liabilities

Our primary financial resource is our base of our unproven oil and gas leases. Our ability to fund our capital expenditure program is dependent upon the availability of capital resource financing. In the next fiscal year, we plan on spending approximately $8,100,000 in new capital investments for acquisition of the Falls Project in Texas including a 23 well drilling program. However our actual expenditures may vary significantly from this estimate if our plans for to obtain financing changes during the year. Factors such as changes in operating margins due to changes in the price of oil and gas and the availability of capital resources could increase or decrease our ultimate level of expenditures during the next fiscal year.

The changes in our capital resources at May 31, 2014 compared with May 31, 2013 are:

	May 31, 2014	May 31, 2013	Increase (Decrease)	Percentage Change

Cash	$9,213	$23,400	$(14,187)	60.63%
Current Assets	$393,295	$1,004,400	$(611,105)	60.84%
Total Assets	$1,871,795	$2,482,970	$(611,175)	24.61%
Current Liabilities	$3,045,970	$3,021,901	$24,069	0.80%
Total Liabilities	$3,045,970	$3,021,901	$24,069	0.80%
Working Capital Deficit	$2,652,676	$2,017,502	$635,174	31.48%

Our working capital deficit increased by $635,174 from $2,017,502 as of May 31, 2013 to $2,652,676 as of May 31, 2014. This increase in the deficit was due to the amount of resources that was expended to source financing for the drilling and completions of our 30 oil and gas leases in Venango County, PA, and complete all the necessary SEC filings.

Over the last year, we positioned our Company to better meet our corporate goals and objectives with the sourcing of the $15 Million REF, which has allowed us to move forward with our goals and objectives of being an oil and gas producing company. Our business is capital intensive. Our ability to grow is dependent upon favorably obtaining outside debt and capital and generating cash flows from operating activities necessary to fund our investment activities. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on successful development activities and our ability to seek and secure capital from external sources, should we be unable to achieve sustainable profitability this could cause any equity investment in the Company to become worthless.

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	May 31, 2014	May 31, 2014	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$(327,287)	$175,841	$(503,128)	286.13%
Net cash provided by (used in) investing activities	$-	$(835,000)	$(835,000)	100.00%
Net cash provided by (used by) financing activities	$313,100	$682,559	$(369,459)	54.13%

Cash Flow Used in Operating activities:

Cash flow from operating activities is derived from the limited production of our oil and changes in the balances of payables, or other non-oil property asset account balances. For the year ended May 31, 2014, we had a negative cash flow from operating activities of $327,287, in comparison to a positive cash flow of $175,841 for the year ended May 31, 2013. The decrease of $503,128 was the result of a increase in our current assets and our payables balance. Variations in cash flow from operating activities may affect our level of development expenditures. Our expenditures consist primarily of our General and Administrative (G&A) expenses, which consist of consulting and professional services, employee compensation, legal, accounting, travel and other G&A expenses, which we have incurred in order to address necessary organizational activities.

Cash Flow from Investing Activities:

Cash flow from investing activities is derived from the acquisitions of our oil and gas property and equipment and Other Assets. Cash used in investing activities for the year ended May 31, 2014 was $-0-, a decrease of $835,000 from the ($835,000) for the year ended May 31, 2013.

Cash Flow from Financing activities:

Cash flow from financing activities is derived from long-term liability account balances or in equity, account balances excluding retained earnings. Cash flow provided by financing activities was $313,100 for the year ended May 31, 2014. This is in comparison to $682,559 provided by financing activities for the year ended May 31, 2013. The decrease of $369,459 in funds  are a reduction in the borrowing for the acquisition of oil and gas leases and for our G&A expenses. We anticipate it will be necessary to rely on additional funding from the debt financing and from capital markets in the current fiscal year.

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

Plan of Operation For Fiscal Year 2015

We will attempt to continue to source equity or debt financing, or Joint Venture partners for our operating costs, for our oil and gas well drilling programs, for the Falls Project, and attempt to continue to identify a profitable acquisition candidate that can be easily financed. Unless we secure equity, debt financing or Joint Venture partners, of which there can be no assurance, or identify a profitable acquisition candidate, we will not be able to continue any operations.

Our REF agreement with AGS for $15 Million required the Company to register 37.5 Million shares of our stock with the SEC. We will review our options during the fiscal year ending May 31, 2015 in regards how to best utilize the REF. The Company may have to restructure the common stock through a common stock reverse split to meet its minimum Exercise Market Price of $0.50 per share of common stock.

We have had discussions with several companies and individuals for funding and/or Joint Ventures. However, we have not come to terms with any company or individual as of May 31, 2014. We will attempt to finance our operating expenses with additional debt or through equity financing. There are no assurances that the Company will be successful in raising sufficient funds to accomplish our goals and objectives.

We will continue our evaluation of XOM. The Company has not committed to begin full operations of XOM until the Company has concluded with its research and actuation evaluation. There are no assurances that the Company will commence operations of XOM during the fiscal year ending May 31, 2015. There are no assurances that should the Company commence operations in XOM, that XOM will generate revenue. There are no assurances that should the Company generate revenue in XOM, that XOM or the Company will be profitable. See Notes 22 and 23 to Notes to Consolidated Financial Statements included in this 10-K.

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

ITEM 1.      FINANCIAL STATEMENTS

Weinberg & Baer LLC

115 Sudbrook Lane, Baltimore, MD 21208

Phone (410) 702-5660

________________________________________________________________________

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Xun Energy, Inc.

We have audited the accompanying consolidated balance sheets of Xun Energy, Inc. and subsidiaries (a Nevada corporation) as of May 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the years ended May 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xun Energy, Inc. and subsidiaries as of May 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended May 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of May 31, 2014, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

September 11, 2014

XUN ENERGY, INC.

INDEX

XUN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of MAY 31, 2014 and MAY 31, 2013
(Expressed in U.S. dollars)

	May 31, 2014	May 31, 2013

ASSETS
Current Assets:
Cash	$9,213	$23,400
Other Current Assets	$384,082	$981,000
Total Current Assets	$393,295	$1,004,400
Fixed Assets:
Property and Equipment	942,250	942,250
Total Property and Equipment	$942,250	$942,250
Other Assets:
Intangible Assets - Legal and Contractual
Rights - Oil and Gas Leases	$536,250	$536,250
Incorporation Costs	$-	$70
Total Legal and Contractual	$536,250	$536,320
Total Intangible Assets	$536,250	$536,320
Total Other Assets	$536,250	$536,320
Total Assets	$1,871,795	$2,482,970
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$2,396,452	$2,083,337
Loans payable	$354,034	$544,746
Convertible Promissory Notes, net of discount	$295,484	$393,818
Total Current Liabilities	$3,045,970	$3,021,901
Stockholders' Equity (Deficit):
Preferred Stock, par value $0.0001, 50,000,000 shares authorized,
600,000 Series B issued and outstanding	$60	$-
Paid in Capital - Preferred Stock	$299,940	$-
Common Stock, par value $0.0001, 15,000,000,000 shares authorized,
5,790,957,053 and 385,460,240 shares issued and outstanding, respectively	$579,096	$38,546
Paid in Capital - Common Stock	$2,027,626	$2,876,422
Accumulated Deficit	$(4,080,897)	$(3,453,899)
Total Stockholders' Equity (Deficit)	$(1,174,175)	$(538,931)
Total Liabilities and Stockholders' Equity (Deficit)	$1,871,795	$2,482,970

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2014 AND May 31, 2014
(Expressed in U.S. dollars)

	For the year ended May 31, 2014	For the year ended May 31, 2013

Revenue
Revenue - Operations	$-	$-
Total Revenue	$-	$-

Lease Operating Expenses	$-	$-

Gross Profit	$-	$-

Expenses
General and Administrative	$240,368	$1,620,461
Loss before income taxes	$(240,368)	$(1,620,461)

Other income (expense)	$(386,629)	$(132,330)

Provision for Income Taxes	$-	$-

Net (Loss)	$(626,997)	$(1,752,791)

Basic
(Loss) per Common Shares	a	a

Fully Diluted
(Loss) per Common Shares	a	a

Weighted Average
Basic Number of Common Shares	1,609,914,724	354,002,196
Fully Diluted Common Shares*1	1,972,879,405	354,002,196

a = Less than ($0.01) per share

*1 - Refer to NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - EARNINGS PER SHARE

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MAY 31, 2014 AND May 31, 2014
(Expressed in U.S. dollars)

	Preferred Stock Shares	Preferred Stock Amount	Additional Paid in Capital	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Total Equity
Balance, May 31, 2012	-	$-	$-	330,643,500	$33,064	$919,881	$(1,701,109)	$(748,164)
Common stock issued to Directors	-	$-	$-	211,129	$21	$5,409	$-	$5,430
Common stock issued for Assets	-	$-	$-	11,700,000	$1,170	$583,830	$-	$585,000
Common Stock issued to Consultants	-	$-	$-	40,281,633	$4,028	$1,845,972	$-	$1,850,000
Common stock issued to Lenders for Interest	-	$-	$-	1,165,839	$117	$11,369	$-	$11,486
Common Stock issued to reduce CPN's	-	$-	$-	19,458,139	$1,946	$28,675	$-	$30,622
Common Stock Cancelled -*1	-	$-	$-	(18,000,000)	$(1,800)	$(898,200)	$-	$(900,000)
Discount on CPN's	-	$-	$-	-	$-	$379,486	$-	$379,486
Net loss for the period	-	$-	$-	-	$-	$-	$(1,752,791)	$(1,752,791)
Balance, May 31, 2013	-	$-	$-	385,460,240	$38,546	$2,876,422	$(3,453,899)	$(538,931)
Common Stock issued to Consultants cancelled - *1	-	$-	$-	(20,000,000)	$(2,000)	$(998,000)	$-	$(1,000,000)
Common stock issued to Directors	-	$-	$-	180,000	$18	$111	$-	$129
Common stock issued to Lenders for Interest	-	$-	$-	357,119,310	$35,712	$(6,170)	$-	$29,542
Common Stock issued to reduce CPN's	-	$-	$-	5,068,197,503	$506,820	$(27,215)	$-	$479,604
Discount on CPN's	-	$-	$-	-	$-	$182,478	$-	$182,478
Series B Preferred Shares	600,000	$60	$299,940	-	$-	$-	$-	$300,000
Net loss for the period	-	$-	$-	-	$-	$-	$(626,997)	$(626,997)
Balance, May 31, 2014	600,000	$60	$299,940	5,790,957,053	$579,096	$2,027,626	$(4,080,897)	$(1,174,175)

*1 - Refer to NOTE 3 of the Notes to Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2014 AND MAY 31, 2013

(Expressed in U.S. dollars)

		For the year ended May 31, 2014		For the year ended May 31, 2013
Net Cash Provided by (Used in) Operating Activities
Net (Loss)		$(626,997)		$(1,752,791)
Adjustments to Reconcile Net (Loss) to Cash Provided by (Used in) Operating Activities
Adjustments, Noncash Items, to Reconcile Net (Loss) to Cash Provided by (Used in) Operating Activities
Share based - compensation		$129		$5,430
Share based - interest		$29,542		$11,486
Share based - financial services		$(1,000,000)		$950,000
Non-cash amortization - debt discount		$205,544		$116,950
Non-cash - Interest-discount		$131,490		$-
Gain on debt extinguishment		$-		$(30,000)
Corporate Overhead allocated to Fixed Assets		$-		$(58,500)
Adjustments, Noncash Items, to Reconcile Net (Loss) to Cash Provided by (Used in) Operating Activities		$(633,295)		$995,366
(Increase) Decrease in Operating Assets
Other Asset Impairment		$70		$120
Bonds		$-		$500
Other Current Assets		$596,918		$(147,726)
(Increase) Decrease in Operating Assets		$596,988		$(147,106)
Increase (Decrease) in Operating Liabilities	$		$
Accrued Interest		$22,902		$33,703
Accounts payable and accrued liabilities		$313,115		$1,046,669
Increase (Decrease) in Operating Liabilities		$336,017		$1,080,372
Adjustments to Reconcile Net (Loss) to Cash Provided by (Used in) Operating Activities		$299,710		$1,928,632
Net Cash Provided by (Used in) Operating Activities		$(327,287)		$175,841
Net Cash Provided by (Used in) Investing Activities
Payments to Acquire Property, Plant, and Equipment		$-		$(835,000)
Net Cash Provided by (Used in) Investing Activities		$-		$(835,000)
Net Cash Provided by (Used in) Financing Activities
Repayments of Short-term Debt		$-		$(10,500)
Proceeds from Short-term Debt		$313,100		$693,059
Net Cash Provided by (Used in) Financing Activities		$313,100		$682,559
Cash and Cash Equivalents, Period Increase (Decrease)		$(14,187)		$23,400
Cash and Cash Equivalents, beginning of period		$23,400		$-
Cash and Cash Equivalents, at end of period		$9,213		$23,400

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2014 AND MAY 31, 2013 SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

 (Expressed in U.S. dollars)

	For the year ended May 31, 2014	For the year ended May 31, 2013

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Convertible Promissory Note - non-cash capitalization	$-	$51,879
Prepaid Expenses - non-cash capitalization	$-	$950,000
Purchase of Intangible Assets - non-cash capitalization	$-	$585,000
Debt Discount - non cash capitalization, net	$182,478	$327,607
Common Stock issued for repayment of loans	$479,604	$82,500
Preferred Stock issued for repayment of loans	$300,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2014 AND MAY 31, 2013

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

The Company commenced operations on March 16, 2011 commencing with a workover program on one of its oil wells in Kentucky.

On February 6, 2012, the Company established a subsidiary in the State of Florida.

On August 31, 2012, the Company acquired 30 oil and gas well locations in Venango County, Pennsylvania with an option to acquire an additional 15 oil and gas locations. Work commenced on the first 5 oil well locations on the Rice lease in Venango, County, Pennsylvania, USA in March  2013 and as of May 31, 2014 the roads and drill pads were constructed, and Rice #15 was drilled to a target depth of 1,050'. Drilling samples and observations confirmed intersecting oil bearing lenses. On September 16, 2013 the Company's operator, Vencedor Energy Partners (VEP), completed the nuclear wire line log on Rice #15 on the Rice Lease, in Venango County, PA. Verbal reports from the logging crew and staff on site were very positive when the logging tool pulled out of the well bore was covered with crude oil. On September  25, 2013 the Company's operator, Vencedor Energy Partners (VEP), reported the analysis of the wire-line log on Rice #15 on the Rice Lease, Venango County, PA. VEP reported the following:

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

EARLY ADOPTION OF ASU 2014-10

During the year ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

EARNINGS PER SHARE

Basic earnings per share amounts are computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are computed by dividing the net income (loss) by the weighted average number of common shares outstanding and the weighted average number of preferred shares outstanding fully converted. The fully diluted weighted average common shares does not include potential dilution of convertible promissory notes.

CASH EQUIVALENTS

The Company may, from time to time, invest cash in excess of our immediate operating requirements in short-term time deposits and money market instruments generally with original maturities at the date of purchase of three months or less. The Company considers all liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

PROPERTY AND EQUIPMENT

The Company follows the successful efforts (“SE”) cost method of accounting for its oil and gas properties. Accordingly, only those expenses associated with successfully locating new oil and natural gas reserves are capitalized. For unsuccessful (or "dry hole") results, the associated operating costs are immediately charged against revenues for that period.

All costs incidental to the acquisition, exploration, and development of oil and gas properties, including costs of undeveloped leasehold, leasehold equipment, tangible and intangible costs are capitalized. Please refer to INTANGIBLE ASSETS - LEGAL AND CONTRACTUAL - RIGHTS in this NOTE for further detail.

Tangible costs include but are not limited to: leasehold costs (location fees); well head; pump jacks with gear box, skid and motor; polish rod, brass liners; oil tanks, brine tanks; tank battery plumbing; oil separator and pipelines; tubing; rods; bottom hole pump assemblies; fencing and gates; and miscellaneous fixtures and fittings for each well.

Intangible costs includes but are not limited to: management costs; site permits; site survey and staking locations; road excavation and preparation; location excavation and stoning well locations; tank battery excavation and stoning; pipeline installation labor; drilling services; service rig costs; surface casing; cement casing; nuclear logging; notching; engineering; hydrofacing; waste water disposal and treatment; site remediation; and various services and rentals necessary to drill and complete an oil or gas well to bring it into production including testing and commissioning.

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

The Schedule of Property and Equipment details are as follows:

Schedule of Plant, Property and Equipment

Description	May 31, 2014	May 31, 2013
Work in Progress-Intangible	$694,035	$694,035
Work in Progress-Tangible	$140,965	$140,965
Rights (leases)	$107,250	$107,250
Subtotal	$942,250	$942,250
Depletion	$0	$0
Depreciation	$0	$0
Net Plant - Oil Wells, End of period	$942,250	$942,250

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

The Schedule of Oil and Gas Rights are as follows:

Schedule of Oil and Gas Rights

Description	May 31, 2014	May 31, 2013
Acquisitions/Work in Progress	$536,250	$643,500
Capitalized as Fixed Assets	$0	$(107,250)
Forfeitures during the period	$0	$0
Impairments during the period	$0	$0
Oil and Gas Leases, End of period	$536,250	$536,250

OIL AND GAS REVENUE RECOGNITION

Oil and gas sales are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred, and collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a pipeline, railcar, truck, or a tanker lifting has occurred. Cash received relating to future production is deferred and recognized when all revenue recognition criteria are met. Taxes assessed by governmental authorities on oil and gas sales are included in the Lease Operating Expenses in the accompanying Consolidated Statements of Operations.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses are reported net of amounts reimbursed by working interest owners of the oil and gas properties operated by the Company.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company’s financial instruments, consisting of accounts payable, short term loans, convertible promissory notes and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial statements.

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

NOTE 3: OTHER CURRENT ASSETS

The Other Current Assets account consists of prepaid expenses. On August 31, 2012, the Company entered into consulting contract is with Prodigy Asset Management, Inc. (PAM) is for $1,000,000 for a 24 month period effective August 31, 2012. As one of the considerations for the services to be provided by PAM, the Company paid PAM 20 Million shares of the Company on execution of the agreement. The Company charged $1,000,000 as a prepaid financial services expense and is amortizing the prepaid expense over 24 months. On October 31, 2013 the Company and PAM mutually agreed to terminate the August 31, 2012 Financing Facilities Consulting Agreement and cancelled the 20 million shares issued to PAM and unwound the associated costs including $500,000 included as Other Current Assets.

On May 1, 2014, the Company entered into a twelve month Investor Relations and Marketing Agreement (IRMA) for $365,000 with a third party payable in cash. The IRMA requires the fees to be pre-paid prior to services rendered. The Company has been invoiced for the pre-payment and recorded the invoice in our accounts payable and recorded the expense as a prepaid charge which will be amortized as the work is completed. The Company may terminate the IRMA without penalties or damages and is only liable for work completed by the Consultant. As of May 31, 2014, the Consultant has not commenced work on the IRMA.

On May 15, 2014, the Company entered into two Secured Loan and Coupon Agreements (SLCA) to complete the Rice #15 oil well. The SLCA requires the Company to pay interest at a fixed amount of $15,600 (Coupon) due immediately upon execution of the SLCA, payable from the net proceeds of the production of crude oil from the Rice #15 oil well. Based on $100 crude oil price, it is expected the SLCA's will be paid off from the first 1,300 barrels of crude oil produced. The Coupon will be amortized at the rate of $12 per barrel of crude oil produced as interest expense, refer to NOTE 13: LOANS PAYABLE, Short Term Loans, for additional detail.

The Schedule of Other Current Assets are as follows:

Schedule of Other Current Assets

Other Current Assets	May 31, 2014	May 31, 2013
Other Current Assets, Beginning Balance	$981,000	$833,274
Prepaid Legal	$(4,018)	$(3,274)
Prepaid Financial Services	$(608,500)	$1,336,000
Less: Amortization	$0	$(1,185,000)
Prepaid Interest	$15,600	$0
Other Current Assets, Balance end of period	$384,082	$981,000

NOTE 4: OTHER ASSETS

The Schedule of Other Assets are as follows:

Schedule of Other Assets

Description - Other Assets	May 31, 2014	May 31, 2013
Rights - Oil and Gas Leases	$536,320	$536,250
Incorporation Costs	$-70	$70
Total Other Assets	$536,250	$536,320

NOTE 5. ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had noadvertising expenses for the year ending May 31, 2014 and no advertising expenses for the year ending May 31, 2013.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (December 20, 2007) to May 31, 2014. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts. There is no guarantee that the Company will be successful generating profits from its oil and gas operations. There is no guarantee that the Company will be able to drawdown on the $15 Million Reserve Equity Financing Agreement with AGS Capital Group, LLC, refer to NOTE 21: FINANCING AGREEMENTS for additional detail.

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

On May 1, 2013, President, CEO and Director, Jerry G. Mikolajczyk, loaned the Company $20,000 to be applied against the purchase of Series B Preferred Shares. The loan is unsecured and non-interest bearing.

The Company issued an aggregate of 90,000 shares for the six month period ending November 30, 2013 with an average price of $0.001267 per share on November 27, 2013 to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier, refer to NOTE 17: EXECUTIVE AND BOARD COMPENSATION for additional detail.

On January 22, 2014, President, CEO and Director, Jerry G. Mikolajczyk, loaned the Company $5,000 to be applied against the purchase of Series B Preferred Shares. The loan is unsecured and non-interest bearing.

On March 20, 2014, President, CEO and Director, Jerry G. Mikolajczyk, loaned the Company $5,000 to be applied against the purchase of Series B Preferred Shares. The loan is unsecured and non-interest bearing.

On May 6, 2014, President, CEO and Director, Jerry G. Mikolajczyk, loaned the Company $5,000 to be applied against the purchase of Series B Preferred Shares. The loan is unsecured and non-interest bearing.

The Company issued an aggregate of 45,000 shares for the three month period ending February 28, 2014 with an average price of $0.000153 per share on May 13, 2014 to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier, refer to NOTE 17: EXECUTIVE AND BOARD COMPENSATION for additional detail.

The Company issued 600,000 Series B Preferred shares to President, CEO and Director, Jerry G. Mikolajczyk, for $300,000. The unsecured loans for $35,000 with Jerry G. Mikolajczyk and a $265,000 reduction in the short term loan to Jerry G. Mikolajczyk d/b/a Lighthouse Investments was applied against the purchase of the Series B Preferred Shares.

The Company issued an aggregate of 45,000 shares for the three month period ending May 31, 2014 with an average price of $0.000173 per share on May 30, 2014 to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier, refer to NOTE 17: EXECUTIVE AND BOARD COMPENSATION for additional detail.

NOTE 8.  INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During each fiscal year from 2008 thru 2014, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset of approximately $1,127,171  (assuming a 35% effective tax rate) generated by the loss carry-forward has been fully reserved as of May 31, 2014 and $1,208,865  as of May 31, 2013.

The Company files income tax returns in the United States, the states of Florida and Pennsylvania.

The Company did not identify any material uncertain tax positions on tax returns filed as of May 31, 2014 and as of May 31, 2013. The Company did not recognize any interest or penalties for unrecognized tax benefits as of May 31, 2014 and as of May 31, 2013.

NOTE 9. NET OPERATING LOSSES

As of May 31, 2014, the Company has a net operating loss carry-forward of $3,220,489 and $2,932,320 as of May 31, 2013. The NOL is a tax operating loss which will expire 20 years from the date the loss was incurred. The accumulated NOL are temporary differences between reporting financial income (losses) and taxable income and does not contain any components of permanent tax differences.

NOTE 10: STOCKHOLDERS’ EQUITY

AUTHORIZED

The Company is authorized to issue 15,000,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of preferred stock, par value $0.0001. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

The Preferred Stock may be divided into and issued in series. The Board of Directors of the  Corporation is authorized to divide the  authorized  shares of Preferred Stock into one or more series, each of which shall be so designated as to  distinguish  the  shares  thereof  from the  shares of all other  series and classes.  The Board of Directors of the  Corporation is  authorized,  within any limitations  prescribed  by law  and  this  Article,  to fix and  determine  the designations, rights, qualifications,  preferences, limitations and terms of the shares  of any  series of  Preferred  Stock.

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

The consideration for one (1) Series A Preferred Share is set at $0.50.

On April 29, 2013, the Board of Directors of the Company approved the authorization of seven hundred fifty thousand (750,000) Preferred Shares, designated as Series B Preferred Shares (Series B Shares), with a sale price of fifty cents ($0.50) per Series B Preferred Share, each with the following rights:

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

The Series B Preferred Shares would be offered by the discretion of the President to existing shareholders holding more than 10% of the issued and outstanding shares of the Company or to directors of the Company. The subscribers for the Series B Shares will agree to execute a Series B Shares Unanimous Shareholders Agreement which will include right of first refusal to buy or sell the Series B Shares between the Series B Shareholders or directors of the Company.

On May 5, 2014, the Board of Directors of the Company amended Item 3 of the rights of the Series B Preferred Shares (Series B Shares) as follows:

3.

The holder of Series B Shares may cast the number of votes at a shareholders meeting or by written consent that equals to a vote of 0.000093333% for each Series B Share held relative to the holders of common stock on a fully dilutive basis.

On May 12, 2014, the Company filed a Certificate of Designation for 750,000 Series B Preferred Shares with the Nevada Secretary of State, refer to NOTE 15: CORPORATE ACTIONS.

On May , 2014, the Company filed a Certificate of Amendment to the Company’s certificate of incorporation with the Nevada Secretary of State, which increased the Company’s authorization to issue 15,000,000,000 shares of $0.0001 par value common stock, refer to NOTE 15: CORPORATE ACTIONS.

ISSUED AND OUTSTANDING

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

The Company issued 45,000 shares on April 30, 2013 for the period ended May 31, 2013 with an average price of $0.0109267 per share for Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier.

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

The Company issue 90,000,000 shares on February 12, 2014 for $4,500 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

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

The Company issued 51,238,095 shares on February 26, 2014 for $2,690 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

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

The Company issued 121,000,000 shares on March 3, 2014 for $6,050 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on March 3, 2014 for $4,320 pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 90,000,000 shares on March 4, 2014 for $4,500 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 90,000,000 shares on March 10, 2014 for $4,500 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 140,000,000 shares on March 25, 2014 for $7,000 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on March 26, 2014 for $4,320 pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 77,400,000 shares on March 27, 2014 for $4,064 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on March 28, 2014 for $4,320 pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 72,000,000 shares on April 4, 2014 for $4,320 pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 145,000,000 shares on April 4, 2014 for $7,250 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 126,666,667 shares on April 15, 2014 for $7,600 pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 168,000,000 shares on April 19, 2014 for $8,400 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 183,000,000 shares on April 25, 2014 for $9,150 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 172,500,000 shares on April 25, 2014 for $9,056 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 172,500,000 shares on May 2, 2014 for $10,350  pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 121,166,667 shares on May 7, 2014 for $7,270 pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 28,333,333 shares on May 7, 2014 for $1,700 for interest pursuant to the conversion of a Convertible Promissory Note dated May 13, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 200,000,000 shares on May 12, 2014 for $11,000 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued an aggregate of 45,000 shares for the three month period ending February 28, 2014 with an average price of $0.000153 per share on May 13, 2014 to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier, refer to NOTE 17: EXECUTIVE AND BOARD COMPENSATION for additional detail. The issuance of the common stock was exempt from registration under Section 4(a) (2) of the Securities Act.

The Company issued 600,000 shares of Series B Preferred Stock on May 13, 2014 for $300,000. The issuance of the common stock was exempt from registration under Section 4(a) (2) of the Securities Act.

The Company issued 172,500,000 shares on May 15, 2014 for $10,350 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 125,000,000 shares on May 15, 2014 for $6,250 pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 67,000,000 shares on May 15, 2014 for $3,350 for interest pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 172,500,000 shares on May 15, 2014 for $9,056 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 171,006,608 shares on May 16, 2014 for $8,550 pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 56,402,180 shares on May 16, 2014 for $2,820 for interest pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 172,500,000 shares on May 19, 2014 for $10,350 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issue 27,600,000 shares on May 27, 2014 for $1,380 for interest pursuant to the conversion of a Convertible Promissory Note dated October 19, 2012. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 51,984,956 shares on May 29, 2014 for $2,599 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 49,987,958 shares on May 29, 2014 for $2,499 for interest pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 172,500,000 shares on May 29, 2014 for $10,350 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued an aggregate of 45,000 shares for the three month period ending May 31, 2014 with an average price of $0.000173 per share on May 30, 2014 to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier, refer to NOTE 17: EXECUTIVE AND BOARD COMPENSATION for additional detail. The issuance of the common stock was exempt from registration under Section 4(a) (2) of the Securities Act.

NOTE 11: RECENT ACCOUNTING PRONOUNCEMENTS

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 12: CHANGE OF CONTROL

On May 31, 2011, Mr. Jerry G. Mikolajczyk, the Company's President, CEO and Director, acquired 180,000,000 common stock shares of the Company from Mr. Peter Matousek, former President, CEO and Director of the Company. The acquisition by Mr. Mikolajczyk gave him control of 57.6% of the issued and outstanding shares of the Company. Subsequent to May 31, 2011, Mr. Mikolajczyk acquired additional shares directly and indirectly in the Company. As of Mr. Mikolajczyk’s last Form 4 filed with the SEC on June 2, 2014, Mr. Mikolajczyk is beneficial owner of 188,624,421 (3.26%) of the issued and outstanding shares of the Company and 600,000 Series B Preferred Shares as of May 31, 2014. The Series B Preferred Shares provides Mr. Mikolajczyk voting rights equal to 56% on a fully dilutive basis.

NOTE 13: LOANS PAYABLE

SHORT TERM LOANS

The Company has loans in the amount of $133,249, non-interest bearing and unsecured, with our President, CEO and Director, Jerry G. Mikolajczyk d/b/a Lighthouse Investments. The loan has no due date. The Company accrued $0 interest as of May 31, 2014.

On March 28, 2011, the Company entered into Redemption Agreement with Peter Matousek, the Company’s former president, currently vice president of investors relations and director, which provides in part for the Company to redeem from Mr. Matousek a total of 140 million shares of the Company’s common stock at a price of $87,500 or $0.000625 per share.

The terms of the stock redemption, agreement is a non-callable 3-year note. The principal will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maturity Date”). Principal plus all accrued interest will be due on the Maturity Date. On May 31, 2011, Mr. Matousek assigned the unsecured Note Payable of $87,500 plus accrued interest to Comtax Services, Inc. The Company has defaulted on the payment of the principal and accrued interest due on March 31, 2014. There are no penalties or default provisions in the redemption agreement. The Company accrued $1,529 interest as of May 31, 2014.

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

On July 15, 2011, our President, CEO and Director, Jerry G. Mikolajczyk, acquired 100% interest in Womack Holdings, Inc. Womack Holdings, Inc. holds one of the four Notes payable, $9,375, by the Company. The Company has defaulted on the payment of the principal and accrued interest due on March 31, 2014. There are no penalties or default provisions in the redemption agreement. The Company accrued $164 interest as of May 31, 2014 for the Womack Holdings, Inc. Note.

Three of the four redemption agreements are to 3rd party shareholders for an aggregate of $28,125. The Company has defaulted on the payment of the principal and accrued interest due on March 31, 2014 to the three redemption agreements. There are no penalties or default provisions in the redemption agreements. The Company accrued $492 interest as of May 31, 2014 for the three 3rd party Notes.

SCLA #1 - On May 15, 2014, the Company entered into a Secured Loan and Coupon Agreement (SLCA#1) with a 3rd party for $31,000 and a fixed interest coupon of $6,200 for an aggregate of $37,200. The SLCA #1is secured with the crude oil production of the Rice #15 oil well. The repayment terms of SCLA#1 are from the net proceeds of the Rice #15 oil well, less 15% for general lease operating expenses. SCLA#1 has first charge on the net revenue production of Rice #15. SLCA#1 requires the Company to pay interest at a fixed amount of $6,200 (Coupon), due immediately upon execution of SLCA#1, from the net proceeds of the production of crude oil from the Rice #15 oil well. Based on $100 crude oil price, it is expected that SLCA#1 will be paid off from the first 517 barrels of crude oil produced. The Coupon will be amortized at the rate of $12 per barrel of crude oil produced as interest expense.

SCLA #2 - On May 15, 2014, the Company entered into a Secured Loan and Coupon Agreement (SLCA#2) with a 3rd party for $47,000 and a fixed interest coupon of $9,400 for an aggregate of $56,400. The SLCA#2 is secured with the crude oil production of the Rice #15 oil well. The repayment terms of SCLA#2 are from the net proceeds of the Rice #15 oil well, less 15% for general lease operating expenses. SCLA#2 has second charge on the net revenue production of Rice #15, after SCLA#1 until the loan and coupon is discharged. SLCA#2 requires the Company to pay interest at a fixed amount of $9,400 (Coupon), due immediately upon execution of SLCA#2, from the net proceeds of the production of crude oil from the Rice #15 oil well. Based on $100 crude oil price, it is expected that SLCA#2 will be paid off from approximately 783 barrels of crude oil produced after SCLA#1 is paid off. The Coupon will be amortized at the rate of $12 per barrel of crude oil produced as interest expense.

Schedule of Short Terms Loans
May 31, 2014
Short Term Loan	Loan	Interest	Total Loan
Mikolajczyk, Jerry - assigned from Comtax Services, Inc.	$ 133,249	$ 0	$ 133,249
Stock Redemption - Mikolajczyk acquisition	$ 9,375	$ 164	$ 9,539
Stock Redemption - 3rd party - assigned from Matousek	$ 87,500	$ 1,529	$ 89,029
Stock Redemption - 3rd party	$ 9,375	$ 164	$ 9,539
Stock Redemption - 3rd party	$ 9,375	$ 164	$ 9,539
Stock Redemption - 3rd party	$ 9,375	$ 164	$ 9,539
SCLA #1	$ 31,000	$ 6,200	$ 37,200
SCLA #2	$ 47,000	$ 9,400	$ 56,400
Total Short Terms Loans	$ 336,249	$ 17,785	$ 354,034

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

CPN#4B - On February 7, 2014, the Company negotiated an ASSIGNMENT AND ASSUMPTION AGREEMENT (AAA) for $29,300 plus accrued interest of $4,200, 10% Convertible Promissory Note (CPN#4B), previously issued on October 19, 2012, assigned from CPN#4, due on October 18, 2014, reducing its obligations on CPN#4 to $36,355 plus accrued interest. CPN#4B, $33,500  was converted to common stock by the Note holder, refer to NOTE 10: STOCKHOLDERS' EQUITY, for additional detail.

On May 5, 2014, the Company negotiated an ASSIGNMENT AND ASSUMPTION AGREEMENT (AAA) for $30,200 plus accrued interest of $4,617, 10% Convertible Promissory Note (CPN#18), previously issued on October 19, 2012, assigned from CPN#4, due on October 18, 2014, reducing its obligations on CPN#4 to $6,155 plus accrued interest, refer to NOTE 13: LOANS PAYABLE, CPN#18, for additional detail.

As of May 31, 2014, the Company has a liability of $6,155 plus accrued interest of $3,966 for CPN#4.

CPN#5  - The Company has a loan in the amount of $62,000, non-interest bearing, with Comtax Services, Inc. The loan from Comtax Services, Inc. was provided to the Company as working capital.  On January 12, 2013 the Company amended the Promissory Notes for $62,000 with Comtax Services, Inc. and issued an unsecured one year 10% Convertible Promissory Note (CPN#5) effective December 1, 2012 due on November 30, 2013  for $62,000. The principal and accrued interest is convertible up to 136,400 Series A Preferred Shares at a strike price of $0.50 per Series A Preferred Share with the following rights:

3. Convertible to one hundred (100) common shares of the Company for each one (1) Series A Preferred Share; and
4. Voting rights equal to one hundred (100) votes for each Series A Preferred Share.

On November 30, 2013, the Company amended CPN#5 amending the Maturity Date of CPN#5 to be November 30, 2014 with the rest and remainder of the terms and conditions of CPN#5 remaining in full force and effect without change or modification.

As of May 31, 2014, the Company accrued interest of $9,292.

CPN#6 - On February 14, 2012, the Company issued a Promissory Note for $100,000 with Altmann Revocable Living Trust, Rlt. (ALRT) which became due December 31, 2012 with interest calculated at 8% per annum. The Company amended the $100,000 Promissory Note plus accrued interest of $7,036 to an unsecured one year 8% Convertible Promissory Note (CPN#6) effective January 1, 2013 due on January 1, 2014 for $100,000 with accrued interest of $7,036. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at the Conversion Price which shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company's securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price is 80% of the Market Price. "Market Price" means the average of the Closing Prices (as defined below) for the Common Stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Company via facsimile (the "Conversion Date"). "Closing Price" means, for any security as of any date, the closing price on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded). The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company may prepay CPN#6 in advance in full or in part at any time and from time to time without premium or penalty. "Fixed Conversion Price" shall mean $0.0001. As of May 31, 2014, the Company accrued interest of $18,345.

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

CPN#12 is structured to be advanced to the Company at the discretion of the Note Holder. The Company has drawn down $50,000 of the $225,000 allowable, is obligated to pay $5,556 of the OID ($50,000/$225,000 x $25,000 (OID)) and a onetime interest fee of $6,666 for an aggregate of $62,222. As of May 31, 2014, the Company has a liability of $0 for CPN#12 plus $8,872 accrued interest. CPN#12 liability was reduced with the Holder converting a portion of the debt to common stock of the Company, refer to NOTE 10: STOCKHOLDERS' EQUITY, for additional detail.

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

At any time during the period beginning on the ninety (91) day from the date of the CPN#13 and ending on the date which is one hundred twenty (120) days following the date of CPN#13, the Company may prepay the CPN#13 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#13 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#13 and ending on one hundred eighty (180) days following the date of this CPN#13, the Company may prepay the CPN#13 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#13 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#13, the Company shall have no right of prepayment. The floor price of $0.00005. As of May 31, 2014, the Company has a liability of $1,450 for CPN#13 plus $1,300 accrued interest. CPN#13 liability was reduced with the Holder converting a portion of the debt to common stock of the Company, refer to NOTE 10: STOCKHOLDERS' EQUITY, for additional detail.

.

CPN#15 - On August 29, 2013, the Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#15) due on June 3, 2014 for $32,500. The funds were deposited on September 12, 2013. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#15. The Company may prepay CPN#15 at any time for the period beginning on the date of the CPN#15 and ending on the date which is ninety (90) days following the date of the CPN#15, the CPN#15 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#15 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#15 and ending on the date which is one hundred twenty (120) days following the date of CPN#15, the Company may prepay the CPN#15 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#15 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#15 and ending on one hundred eighty (180) days following the date of this CPN#15, the Company may prepay the CPN#15 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#15 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#15, the Company shall have no right of prepayment. The floor price of $0.00005. As of May 31, 2014, the Company accrued interest of $3,626.

CPN#16 - On September 30, 2013, the Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#16) due on July 2, 2014 for $27,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#16. The Company may prepay CPN#16 at any time for the period beginning on the date of the CPN#16 and ending on the date which is ninety (90) days following the date of the CPN#16, the CPN#16 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#16 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#16 and ending on the date which is one hundred twenty (120) days following the date of CPN#16, the Company may prepay the CPN#16 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#16 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#16 and ending on one hundred eighty (180) days following the date of this CPN#16, the Company may prepay the CPN#16 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#16 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#16, the Company shall have no right of prepayment. The floor price of $0.00005. As of May 31, 2014, the Company accrued interest of $2,453.

CPN#17 - On February 12, 2014, the Company issued an unsecured Convertible Promissory Note (CPN#17) for $150,000 plus accrued and unpaid interest and other fees. The Note Holder paid $10,000 consideration on closing of CPN#17 (CPN#17A) due on August 13, 2014. The Company may repay CPN#17A at any time on or before 90 days from the Effective Date at a premium of 150%. The interest rate is ZERO during the first 90 days of the Effective Date. If the Borrower does not repay CPN#17A on or before 90 days from the Effective Date, 12% Interest will be applied to the Principal Sum accrued from the effective date of payment by the Lender to the Company. A 50% prepayment penalty fee will be added to the Principal amount drawn down by the Borrower each time the Lender advances funds on this Promissory Note. The Lender has the right at any time after 180 days from the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Borrower as per this conversion formula: Fixed conversion price of $.00005 per share. As of May 31, 2014, the Company accrued interest of $2,945.

CPN#18 - On May 5, 2014 the Company issued an unsecured 12 month 10% Convertible Promissory Note (CPN#18) due on May 9, 2015 for $34,817. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Closing Bid Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#18. The Company may prepay CPN#18 in whole or in part, at any time, and from time to time, with premium, where the Company and the note holder have approved the prepayment and premium in writing. The floor price of $0.00005. As of May 31, 2014, the Company accrued interest of $172.

CPN#19 - On May 9, 2014, the Company issued an unsecured 12 month 10% Convertible Promissory Note (CPN#19) due on May 9, 2015 for $37,000. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Closing Bid Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#19. The Company may prepay CPN#19 at any time for the period beginning on the date of the CPN#19 and ending on the date which is one hundred eighty (180) days following the date of the CPN#19, the CPN#19 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#19 multiplied by 135% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#19, any prepayments must be approved by both parties in writing. The floor price of $0.00005. As of May 31, 2014, the Company accrued interest of $193.

ASC DISCLOSURE

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total debt discounts of $182,478, and $337,607 for the variable conversion feature of the convertible debts incurred during the fiscal years ended May 31, 2014 and  May 31, 2013, respectively. The discount will be amortized to debt discount over the term of the debentures using the effective interest method. As of May 31, 2014 and May 31, 2013, the debt discount (acceleration of the discount attributable to the conversions on the loan) on the CPN's was $131,491 and $-0- respectively. The Company recorded $205,544 and $116,950 of debt discount expense pursuant to the amortization of the convertible promissory note discounts during the fiscal year ended May 31, 2014 and May 31, 2013, respectively. The Company recorded $51,757 and $33,564 of interest expense for convertible promissory notes during the fiscal years ended May 31, 2014 and May 31, 2013, respectively.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and shares to be issued are not embedded derivative features, and these are included in the Convertible Promissory Notes on the balance sheet.

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

As of May 31, 2014 and May 31, 2013, the carrying value of accounts payable, short term loans and convertible promissory notes approximated fair value due to the short-term nature and maturity of these instruments.

NOTE 15: CORPORATE ACTION

On August 3, 2010, the corporate action became effective whereby the 6,380,200 issued and authorized shares of common stock were forward split resulting in 510,416,000 issued and outstanding shares of common stock.

On May 12, 2014, the Company filed a Certificate of Designation for 750,000 Series B Preferred Shares with the Nevada Secretary of State.

On May 14, 2014, the shareholders of the Company, holding 57.145% of the outstanding voting power of the Company, agreed to increase the authorized shares of common stock, par value $0.0001 to 15,000,000,000.

On May 15, 2014, the Company filed a Certificate of Amendment to the Company’s certificate of incorporation with the Nevada Secretary of State, which increased the Company’s authorization to issue 15,000,000,000 shares of $0.0001 par value common stock.

NOTE 16: COMMITMENTS

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

On May 30, 2014, the Board of Directors renewed the Board Member Compensation Agreement with Dr. William D. Spier as a director of the Company for a term of one (1) year ending May 31, 2015. Mr. Spier will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors.

On May 30, 2014, the Board of Directors renewed the Board Member Compensation Agreement with Mr. Peter Matousek as a director of the Company for a term of one (1) year ending May 31, 2015. Mr. Matousek will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors.

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

The Company renewed the Management and Financial Service Agreement with Mr. Peter Matousek for a 12 month period commencing June 1, 2014 and ending May 31, 2015 whereby Mr. Matousek will be paid $90,000 in cash payments. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

The Company entered renewed the Management and Financial Service Agreement with Dr. William D. Spier for a 12 month period commencing June 1, 2014 and ending May 31, 2015 whereby Dr. Spier will be paid $90,000 in cash payments. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

NOTE 17: EXECUTIVE AND BOARD COMPENSATION

Mr. Wayne St. Cyr was appointed our Executive Vice President, Marketing and Strategic Development on January 1, 2011. His employment contract terminated on December 31, 2011. The Company has not renewed the contract with Mr. Ct. Cyr and has retained Mr. St. Cyr on a month to month basis. The Company is accruing $10,000 per month for Mr. Wayne St. Cyr's services.

Mr. Jerry G. Mikolajczyk was appointed our President, Chief Executive Officer and Chief Financial Officer on May 31, 2011 effective June 1, 2011. His employment contract terminated on May 31, 2012. The Company has not renewed the contract with Mr. Mikolajczyk and has retained Mr. Mikolajczyk on a month to month basis.  The Company is accruing $10,000 per month for Mr. Mikolajczyk's services.

Mr. Peter Matousek was appointed our Vice President – Investor Relations on May 31, 2011. His employment contract terminated May 31, 2012. Mr. Matousek continued as Vice President – Investor Relations between May 31, 2012 and May 31, 2014 with the Company accruing $7,500 per month for Mr. Matousek's services. The Company renewed the Management and Financial Service Agreement with Mr. Peter Matousek for a 12 month period commencing June 1, 2014 and ending May 31, 2015 whereby Mr. Matousek will be paid $90,000 in cash payments. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000. The Company is accruing $7,500 per month for Mr. Matousek's services.

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

The Company authorized and approved an aggregate of 136,129 shares for the twelve month period ended May 31, 2012 with an average price of $0.0333 per share to the Board pursuant to a Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Kevin M. Grapes, Mr. Peter Matousek and Dr. William D. Spier. The Company issued 105,000 of the 136,129 shares to the Board as of May 31, 2012.  The balance,  31,129 shares, cost of $2,106 for the period March 1, 2012 to May 31, 2012,  were issued to the Board on June 25, 2012.

The Company authorized and approved an aggregate of 45,000 shares for the three month period ended August 31, 2012 with an average price of $0.040333 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier. The 45,000 shares were issued to the Board on October 26, 2012.

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

The Company authorized and approved an aggregate of 45,000 shares for the three month period ended November  30, 2012 with an average price of $0.012282 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier.

The Company authorized and approved an aggregate of 45,000 shares for the three month period ended February 28, 2013 with an average price of $0.010927 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier.

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

The Company authorized and approved an aggregate of 45,000 shares for the three month period ended May 31, 2013 with an average price of $0.010333 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Jerry G. Mikolajczyk, Mr. Peter Matousek and Dr. William D. Spier.

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

The Company issued an aggregate of 45,000 shares for the three month period ending February 28, 2014 with an average price of $0.000153 per share on May 13, 2014 to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier. The issuance of the common stock was exempt from registration under Section 4(a) (2) of the Securities Act.

On May 30, 2014, the Board of Directors renewed the Board Member Compensation Agreement with Dr. William D. Spier as a director of the Company for a term of one (1) year ending May 31, 2015. Mr. Spier will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors.

On May 30, 2014, the Board of Directors renewed the Board Member Compensation Agreement with Mr. Peter Matousek as a director of the Company for a term of one (1) year ending May 31, 2015. Mr. Matousek will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors.

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

The Company entered renewed the Management and Financial Service Agreement with Dr. William D. Spier for a 12 month period commencing June 1, 2014 and ending May 31, 2015 whereby Dr. Spier will be paid $90,000 in cash payments. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

The Company issued an aggregate of 45,000 shares for the three month period ending May 31, 2014 with an average price of $0.000173 per share on May 30, 2014 to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier. The issuance of the common stock was exempt from registration under Section 4(a) (2) of the Securities Act.

The Schedule of Board Compensation below represents the shares issued or approved to the Board with the 5-Day Average Share Closing Price for each month during the twelve months ending May 31, 2014 and May 31, 2013:

Schedule of Board Compensation

	2014			2013
Month	Board Shares Issued	5 Day Average Share Closing Price	Cost Base	Board Shares Issued	5 Day Average Share Closing Price	Cost Base
June	15,000	$ 0.002740	$ 41.10	15,000	$ 0.038000	$ 570.00
July	15,000	$ 0.002220	$ 33.30	15,000	$ 0.044000	$ 660.00
August	15,000	$ 0.001120	$ 16.80	15,000	$ 0.039000	$ 585.00
Quarter Total	45,000	$ 0.002027	$ 91.20	45,000	$ 0.040333	$ 1,815.00
September	15,000	$ 0.000940	$ 14.10	15,000	$ 0.023200	$ 348.00
October	15,000	$ 0.000380	$ 5.70	15,000	$ 0.007700	$ 115.60
November	15,000	$ 0.000200	$ 3.00	15,000	$ 0.005900	$ 89.10
Quarter Total	45,000	$ 0.000507	$ 22.80	45,000	$ 0.012282	$ 552.70
December	15,000	$ 0.000180	$ 2.70	15,000	$ 0.007740	$ 116.10
January	15,000	$ 0.000100	$ 1.50	15,000	$ 0.009820	$ 147.30
February	15,000	$ 0.000180	$ 2.70	15,000	$ 0.015220	$ 228.30
Quarter Total	45,000	$ 0.000153	$ 6.90	45,000	$ 0.010927	$ 491.70
March	15,000	$ 0.000220	$ 3.30	15,000	$ 0.013920	$ 208.80
April	15,000	$ 0.000200	$ 3.00	15,000	$ 0.010280	$ 154.20
May	15,000	$ 0.000100	$ 1.50	15,000	$ 0.006800	$ 102.00
Quarter Total	45,000	$ 0.000173	$ 7.80	45,000	$ 0.010333	$ 465.00
Year Total	180,000	$ 0.000715	$ 128.70	180,000	$ 0.018464	$ 3,323.50

The following Schedule of Executive Compensation discloses compensation paid/accrued during the year ended May 31, 2014 and May 31, 2013 to the Company’s Officers and the most highly compensated executive officer whose total compensation exceeded $90,000 for the period ended May 31, 2014 (Collectively, the “Named Executive Officers”). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid/accrued to the Named Executive Officers during the period.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *1	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jerry G. Mikolajczyk, President/CEO/CFO	2014	120,000	0	0	0	0	0	0	120,000
Jerry G. Mikolajczyk, President/CEO/CFO	2013	120,000	0	0	0	0	0	0	120,000
Wayne St. Cyr, EVP	2014	120,000	0	0	0	0	0	0	120,000
Wayne St. Cyr, EVP	2013	120,000	0	0	0	0	0	0	120,000
Peter Matousek, VP-Investor Relations	2014	90,000	0	0	0	0	0	0	90,000
Peter Matousek, VP-Investor Relations	2013	90,000	0	0	0	0	0	0	90,000
Dr. William D. Spier, Treasurer	2014	90,000	0	0	0	0	0	0	90,000
Dr. William D. Spier, Treasurer	2013	29,032	0	0	0	0	0	0	29,032

*1 - Does not include stock compensation as Board members

NOTE 18: EXECUTIVE AND BOARD CHANGES

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

On May 30, 2014, Company entered into a Board Member Compensation Agreement with Dr. William D. Spier as a director of the Company for a term of one (1) year ending May 31, 2015.

On May 30, 2014, Company entered into a Board Member Compensation Agreement with Mr. Peter Matousek as a director of the Company for a term of one (1) year ending May 31, 2015.

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

NOTE 19:  VENANGO 30 WELL LOCATION

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

On September 16, 2013 the Company's operator, Vencedor Energy Partners (VEP), completed the nuclear wire line log on Rice #15 on the Rice Lease, in Venango County, PA. Verbal reports from the logging crew and staff on site were very positive when the logging tool pulled out of the well bore was covered with crude oil.

On September  25, 2013 the Company's operator, Vencedor Energy Partners (VEP), reported the analysis of the wire-line log on Rice #15 on the Rice Lease, Venango County, PA. VEP reported the following:

•

The Venango-First has two separated lenses, one is about 6 feet, 762'-766', and another 9 foot section, 788'-797', and both have decent porosity. The sand thickness has developed at this location along with its oil saturations. The upper and lower lenses both have a fair to good oil show.

•

The Venango-Second has 16 feet of formation on the bottom lens, 916'-932', with good porosity and saturation and another 4 feet above it, 908'-912' that's producible with lesser values. The porosity on the lower lens has a fair to excellent show of oil with a poorer oil show in the upper lens portion.

• VEP recommended the balance of the infrastructure on the Rice Lease be completed first. After the infrastructure is installed, then Rice #15 well should be completed for production.

On April 28, 2014, the Pennsylvania Department of Environmental Protection issued permits to drill on the Rice lease, oil well numbers 3, 5, 6 and 14.

On May 29, 2014, the Company's Operator, VEP, completed the notching on the Rice #15 oil well.

THE COMPANY WILL NEED TO RAISE ADDITIONAL FUNDS TO DRILL THE OIL AND GAS WELLS AND THERE IS NO GUARANTEE THAT THE COMPANY WILL BE SUCCESSFUL IN RAISING THE FUNDS NECESSARY TO COMPLETE  THE SECOND OR ANY OF THE REMAINING 29 OFFSET OIL AND GAS WELLS.

NOTE 20:  TERMINATION OF FINANCIAL CONSULTING SERVICES AGREEMENT

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

NOTE 21: FINANCING AGREEMENTS

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

On May 29, 2013, the Company filed a Registration Statement, Form S-1,  registering  the shares of common stock of the Company as follows:

•

75,000,000 shares of the Company's common stock (the “Put Shares”) that the Company will put to AGS pursuant to Financing Agreement between AGS and the Company, dated May 7, 2013, and  4,081,633 commitment shares of the Company's common stock the Company paid to AGS as a fee for providing the facility.

•

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

On September 17, 2013 the Company filed a Registration Statement, Form S-1,  registering  the shares of common stock of the Company as follows:

•

75,000,000 shares of the Company's common stock (the “Put Shares”) that the Company will put to AGS pursuant to Financing Agreement between AGS and the Company, dated May 7, 2013, and  4,081,633 commitment shares of the Company's common stock the Company paid to AGS as a fee for providing the facility.

•

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

On December 16, 2013 the Company filed an amended Registration Statement, Form S-1/A,  registering  the shares of common stock of the Company as follows:

•

33,333,334 shares of the Company's common stock (the “Put Shares”) that the Company will put to AGS pursuant to Financing Agreement between AGS and the Company, dated November 27, 2013, and  4,081,633 commitment shares of the Company's common stock the Company paid to AGS as a fee for providing the facility.

•

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

On January 16, 2014 the Company filed an amended Registration Statement, Form S-1/A,  registering  the shares of common stock of the Company as follows:

•

33,333,334 shares of the Company's common stock (the “Put Shares”) that the Company will put to AGS pursuant to Financing Agreement between AGS and the Company, dated November 27, 2013, and  4,081,633 commitment shares of the Company's common stock the Company paid to AGS as a fee for providing the facility.

•

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

On February 4, 2014 the Company filed a Registration Statement, Form S-1,  registering  the shares of common stock of the Company as follows:

•

33,333,334 shares of the Company's common stock (the “Put Shares”) that the Company will put to AGS pursuant to Financing Agreement between AGS and the Company, dated November 27, 2013, and  4,081,633 commitment shares of the Company's common stock the Company paid to AGS as a fee for providing the facility.

•

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

On March 26, 2014, the Securities and Exchange Commission (the “SEC”) declared the Registration Statement on Form S-1 (the “Registration Statement”) of Xun Energy, Inc., (the “Company”), filed on February 4, 2014, effective. The Registration Statement registers for sale 37,414,967 shares of the Company’s common stock pursuant to an amended and restated reserve equity financing agreement (the “Financing Agreement”) previously issued or to be issued to AGS Capital Group, LLC (“AGS”).

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

NOTE 22: XUN OIL MARKETING DIVISION

Over the last several years, the Company’s President and CEO, Jerry G. Mikolajczyk, acted as an intermediary to facilitate petroleum product and precious metals transactions between sizeable Buyers and Sellers. He did this on a pro bono basis. In the fall of 2013, Mr. Mikolajczyk was approached by active and committed buyers to assist them in sourcing and procuring refined petroleum products in new markets. Since Mr. Mikolajczyk's experience in this area of petroleum and metals marketing is significant, the Company formed a division, headed by Mr. Mikolajczyk to capitalize on opportunities in  procurement services for active buyers. The Company calls this division Xun Oil Marketing (XOM) and it is now in the research and actuation evaluation stage of development so it can ultimately initiate the following business objectives. The research and evaluation has evolved and is based on the following primary business objectives:

• Purchase high quality petroleum products from reputable Suppliers;
• Establish long term Supplier contracts;
• Sell high quality petroleum products to Majors;
• Establish long term sales agreements with the Majors; and
• Establish long term relationships and creditability with Suppliers and Buyers based on product quality, delivery performance, service and flexibility.

On May 25, 2014, the Company, through its wholly owned subsidiary, Xun Oil Corporation, entered into a Joint Venture Agreement (JV002) with an arm's length 3rd party to collaborate with the 3rd party in completing its obligation on a 61 million barrel Aviation Jet Fuel FOB Rotterdam, over a 13 month period, Sales and Purchase Agreement (SPA) dated July 27, 2013 with a supplier of Aviation Jet Fuel. JV002 is subject to financing and is subject to changes to the SPA with the supplier.

THERE CAN BE NO ASSURANCE THAT JV002 WILL BE ABLE TO OBTAIN THE FINANCING REQUIRED TO PURCHASE THE 61 MILLION BARRELS OF AVIATION JET FUEL. THERE CAN BE NO ASSURANCE THAT THE SUPPLIER WILL AGREE TO THE COMTEMPLATED CHANGES TO THE SPA.

The Company will participate as a 50% joint venture partner in the 61 million barrel Aviation Jet Fuel purchase and sale. JV002 plans to sell the Aviation Jet Fuel at prevailing market prices to Major buyers. (i.e. airlines, end users of aviation jet fuel).

THERE CAN BE NO ASSURANCE THAT JV002 WILL BE ABLE TO SELL THE AVIATION JET FUEL SHOULD IT BE SUCCESSFUL IN OBTAINING FINANCING FOR THE AVIATION JET FUEL AND OBTAIN THE NECESSARY CHANGES TO THE SPA. EVEN IF JV002 WAS SUCCESSFUL IN SELLING THE AVIATION JET FUEL, THERE CAN BE NO ASSURANCE THAT THE SALE OF THE AVIATION JET FUEL WILL BE PROFITABLE OR THAT THE COMPANY WILL BE ABLE TO GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY.

The Company has not committed to begin full operations of XOM until the Company has concluded with its research and actuation evaluation. As of May 31, 2014, the Company has spent $4,555 on business development expenses for XOM which is included in our operating expenses.

THERE ARE NO ASSURANCES THAT THE COMPANY WILL COMMENCE OPERATIONS OF XOM. THERE ARE NO ASSURANCES THAT SHOULD THE COMPANY COMMENCE OPERATIONS IN XOM, XOM WILL GENERATE REVENUE. THERE ARE NO ASSURANCES THAT SHOULD THE COMPANY GENERATE REVENUE IN XOM, THAT XOM OR THE COMPANY WILL BE PROFITABLE.

NOTE 23: SUBSEQUENT EVENTS

On June 1, 2014, the Company entered into a SPA (JV003) for 8,450,000 metric tons of Aviation Jet Fuel FOB Rotterdam, over a 13 month period, with a Supplier subject to financing.

THERE CAN BE NO ASSURANCE THAT JV003 WILL BE ABLE TO OBTAIN THE FINANCING REQUIRED TO PURCHASE THE 8.54 MILLION METRIC TONS OF AVIATION JET FUEL. THERE CAN BE NO ASSURANCE THAT JV003 WILL BE ABLE TO SELL THE AVIATION JET FUEL SHOULD IT BE SUCCESSFUL IN OBTAINING FINANCING FOR THE AVIATION JET FUEL. EVEN IF JV003 WAS SUCCESSFUL IN SELLING THE AVIATION JET FUEL, THERE CAN BE NO ASSURANCE THAT THE SALE OF THE AVIATION JET FUEL WILL BE PROFITABLE OR THAT THE COMPANY WILL BE ABLE TO GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY.

On June 2, 2014, the Company completed Rice #15 oil well in Pennsylvania began production of the Rice #15 crude oil well. By June 30, 2014, Rice #15 produced 170 barrels of crude oil since oil began streaming on June 16, 2014.

The Company issued 24,166,666 shares on June 3, 2014 for $1,450 pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 21,666,667 shares on June 3, 2014 for $1,300 for interest pursuant to the conversion of a Convertible Promissory Note dated July 2, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 110,000,000 shares on June 3, 2014 for $6,600 pursuant to the conversion of a Convertible Promissory Note dated August 29, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 177,444,444 shares on June 10, 2014 for $8,872 for interest pursuant to the conversion of a Convertible Promissory Note dated June 5, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 273,333,333 shares on June 16, 2014 for $16,400 pursuant to the conversion of a Convertible Promissory Note dated August 29, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#20) on June 25, 2014 due on March 25, 2015 for $42,750. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) shall equal the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).  The "Variable Conversion Price" shall mean 57.5% multiplied by the Market Price (as defined herein) (representing a discount rate of 42.5%).  “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  “Trading Price” means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board (the “OTCQB”), OTCQB or applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by the Holder or, if the OTCQB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc.  In the case that the Company’s Common Stock is not deliverable by DWAC, an additional 5% discount will apply.  In the case that the Company’s Common Stock is “chilled” for deposit into the DTC system and only eligible for clearing deposit, an additional 7.5% discount shall apply.  If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Company and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes.  “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCQB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being traded.  “Fixed Conversion Price” shall mean $0.00005. The Company may prepay the amounts outstanding hereunder pursuant to the following terms and conditions:  (I) at any time during the period beginning on the Issue Date and ending on the date which is thirty (30) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#20 to prepay the outstanding CPN#20 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 125%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#20 plus (x) accrued and unpaid interest on the unpaid principal amount of  CPN#20 plus (y)

Default Interest; (II) at any time during the period beginning the day which is thirty one (31) days following the Issue Date and ending on the date which is sixty (60) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#20 to prepay the outstanding CPN#20 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 130%, multiplied by the sum of: (w) the then outstanding principal amount of  CPN#20 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#20 plus (y) Default Interest; (III) at any time during the period beginning the day which is sixty one (61) days following the Issue Date and ending on the date which is ninety(90) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#20 to prepay the outstanding CPN#20 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 135%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#20 plus (x) accrued and unpaid interest on the unpaid principal amount of  CPN#20 plus (y) Default Interest; (IV) at any time during the period beginning the day which is ninety one (91) days following the Issue Date and ending on the date which is one hundred twenty (120) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#20 to prepay the outstanding CPN#20 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 140%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#20 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#20 plus (y) Default Interest; (V) at any time during the period beginning the day which is one hundred twenty one (121) days following the Issue Date and ending on the date which is one hundred fifty (150) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#20 to prepay the outstanding CPN#20 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 145%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#20 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#20 plus (y) Default Interest; (VI) at any time during the period beginning the day which is one hundred fifty one (151) days following the Issue Date and ending on the date which is one hundred eighty (180) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#20 to prepay the outstanding CPN#20 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 150%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#20 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#20 plus (y) Default Interest; (VII) after the expiration of one hundred eighty (180) following the date of CPN#20, the Company shall have no right of prepayment.

The Company issued 158,333,333 shares on July 7, 2014 for $9,500 pursuant to the conversion of a Convertible Promissory Note dated August 29, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 21,666,667 shares on July 7, 2014 for $1,300 for interest pursuant to the conversion of a Convertible Promissory Note dated August 29, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

The Company issued 274,000,000 shares on July 30, 2014 for $16,640 pursuant to the conversion of a Convertible Promissory Note dated September 30, 2013. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

On August 1, 2014, JV002 received a financial commitment from a 3rd party financier to fund the 61 million barrel Aviation Jet Fuel SPA subject to the contemplated changes in the SPA with the Supplier.

THERE CAN BE NO ASSURANCE THAT THE SUPPLIER WILL AGREE TO THE COMTEMPLATED CHANGES TO THE SPA. THERE CAN BE NO ASSURANCE THAT JV002 WILL BE ABLE TO SELL THE AVIATION JET FUEL SHOULD IT BE SUCCESSFUL IN OBTAINING FINANCING FOR THE AVIATION JET FUEL AND OBTAIN THE NECESSARY CHANGES TO THE SPA. EVEN IF JV002 WAS SUCCESSFUL IN SELLING THE AVIATION JET FUEL, THERE CAN BE NO ASSURANCE THAT THE SALE OF THE AVIATION JET FUEL WILL BE PROFITABLE OR THAT THE COMPANY WILL BE ABLE TO GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY.

The Company entered into a Profit and Sharing Agreement (JV003) on August 18, 2014 with an arm's length 3rd party for the financing of 20% of a 8,540,000 metric ton SPA for Aviation Jet Fuel FOB Rotterdam. The SPA is subject to XOM obtaining financing for 100% of the 8,450,000 metric ton SPA.

THERE CAN BE NO ASSURANCE THAT JV003 WILL BE ABLE TO OBTAIN THE REMAINING 80% FINANCING REQUIRED TO PURCHASE THE 8.54 MILLION METRIC TONS OF AVIATION JET FUEL. THERE CAN BE NO ASSURANCE THAT JV003 WILL BE ABLE TO SELL THE AVIATION JET FUEL SHOULD IT BE SUCCESSFUL IN OBTAINING FINANCING FOR THE AVIATION JET FUEL. EVEN IF JV003 WAS SUCCESSFUL IN SELLING THE AVIATION JET FUEL, THERE CAN BE NO ASSURANCE THAT THE SALE OF THE AVIATION JET FUEL WILL BE PROFITABLE OR THAT THE COMPANY WILL BE ABLE TO GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY.

The Company issued 300,000,000 shares on August 19, 2014 for $15,000 pursuant to the conversion of a Convertible Promissory Note dated February 12, 2014. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

On August 15, 2014, JV002 was informed by the Supplier that the July 27, 2013 SPA for 61 million barrels of Aviation Jet Fuel FOB Rotterdam was terminated and that a new file of transaction shall be executed requiring JV002 to issue a fresh Irrevocable Commercial Purchase Order (ICPO) and a new SPA for the 61 million barrels of Aviation Jet Fuel FOB Rotterdam.

On August 20, 2014, JV002 issued the ICPO to the Supplier for the 61 million barrels of Aviation Jet Fuel FOB Rotterdam.

THERE CAN BE NO ASSURANCE THAT THE SUPPLIER WILL AGREE TO THE NEW SPA. THERE CAN BE NO ASSURANCE THAT JV002 WILL BE ABLE TO SELL THE AVIATION JET FUEL SHOULD IT BE SUCCESSFUL IN OBTAINING THE SPA. EVEN IF JV002 WAS SUCCESSFUL IN SELLING THE AVIATION JET FUEL, THERE CAN BE NO ASSURANCE THAT THE SALE OF THE AVIATION JET FUEL WILL BE PROFITABLE OR THAT THE COMPANY WILL BE ABLE TO GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY.

On August 31, 2014, the Board of Directors renewed the Board Member Compensation Agreement with Mr. Jerry G. Mikolajczyk as a director of the Company for a term of one (1) year ending August 31, 2015. Mr. Mikolajczyk will receive 5,000 shares per month of the Company’s common stock in consideration for them serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to the engagement Director of the Company except 3rd party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

On September 1, 2014, the Company forfeited its rights to drill on the Corse and Lalley oil and gas leases in Venango County, Pennsylvania. The Company retains its drilling rights on the Rice 3, Rice 4, Rice 6 and Rice 14 by "Held By Production" and drilling permits which expire on April 28, 2015.

On September 8, 2014, the Supplier for JV002 confirmed the terms and conditions of the SPA for 61 million barrels of Aviation Jet Fuel FOB Rotterdam. The SPA is subject to JV002 executing a Charter Party Agreement (CPA) with its nominated shipping company to deliver the Aviation Jet Fuel to Rotterdam and paying 50% of the cost of the vessel for first delivery to Rotterdam.

THERE CAN BE NO ASSURANCE THAT THE CPA WILL BE EXECUTED. THERE IS NO ASSURANCE THAT JV002 CAN SUCCESSFULLY PAY FOR THE 50% COST OF THE VESSEL FOR FIRST DELIVERY OF AVIATION JET FUEL TO ROTTERDAM. THERE CAN BE NO ASSURANCE THAT JV002 WILL BE ABLE TO SELL THE AVIATION JET FUEL SHOULD JV002 BE SUCCESSFUL IN EXECUTING THE CPA AND PAYING ITS 50% SHARE OF THE VESSEL FOR THE FIRST DELIVERY OF AVIATION JET FUEL TO ROTTERDAM. EVEN IF JV002 WAS SUCCESSFUL IN SELLING THE AVIATION JET FUEL, THERE CAN BE NO ASSURANCE THAT THE SALE OF THE AVIATION JET FUEL WILL BE PROFITABLE OR THAT THE COMPANY WILL BE ABLE TO GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.

Evaluation of Disclosure Controls and Procedures

 Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer  have reviewed the effectiveness of our disclosure controls and procedures as of May 31, 2013 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of May 31, 2014, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of May 31, 2014, was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended May 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information.

Not applicable.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background as of the date of this filing:

Name:	Position:	Held Since:
Jerry G. Mikolajczyk	President/Chief Financial Officer/Director	June 2011
Wayne St. Cyr	Executive Vice President, Marketing and Strategic Development	January 2011
Peter Matousek	Vice President – Investor Relations/Director	June 2011
William D. Spier	Treasurer, Director	May 2012

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

After completing his Business Administration diploma, Mr. Mikolajczyk went on to obtain his professional designation as a Certified General Accountant (CGA) and Certified Internal Auditor (CIA). As a professional accountant and auditor, he has been involved with planning, designing, and testing operations globally to ensure that the operations are efficient and effective.

In 2008, Mr. Mikolajczyk was awarded “CFO of the Year” for the application of his knowledge and expertise in a turnaround assignment for the Santa Clara Valley Transportation Authority (VTA), a $3.3 Billion asset transportation authority in Silicon Valley (San Jose, California).

Mr. Mikolajczyk has an aggregate of 42 years of experience, which include:

• Twenty-three (23) years of C-Level experience.
• Eleven (11) years in the Oil and Gas Industry evaluating and analyzing systems and operations to improve effectiveness, increase profits, and streamline operations without compromising controls.

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

Mr. Wayne St. Cyr.

 Mr. Wayne St. Cyr is our Executive Vice President, Marketing and Strategic Development and our Corporate Secretary. Mr. St. Cyr joined the Company as an executive on January 1, 2011. Prior to joining the Company, Mr. St. Cyr was with the Royal Bank of Scotland Group (RBS) for ten years as their District Manager, New England. His responsibilities included, but were not limited to, managing the merchant transactions for approximately 430 Citizen Bank branches and partners and for developing the key alliances with Citizens Bank. During his tenure with RBS, Mr. St. Cyr was a six-time recipient of the President's Award for exceeding company objectives.

Mr. St. Cyr’s education includes an Associate's degree in Business Administration and a Bachelor of Science degree in Marketing.

Mr. Peter Matousek.

Mr. Matousek is the Vice President of Investor Relations of the Company since May 31, 2011.  Mr. Matousek joined the Company on February 24, 2010.  He served as the Company’s President and CEO from February 2010 to May 2011 and as a director from February 24, 2010 to August 31, 2011 before his term expired. Mr. Matousek was re-appointed to Board of Directors of the Company on May 25, 2012.

In 2000, Mr. Matousek was one of the founders of Merchant Park Communications, Inc. and was their President, CEO.

Mr. Matousek is an international consultant and entrepreneur with a European background. He attended University of Maryland University College and Warner Pacific College, where he earned degrees in Associates of Arts and Bachelors of Business Administration. He is currently consulting for various publicly listed companies providing a variety of services, from investor relations, consulting services to serving in an official capacity (officer, director), when elected to the position. Mr. Matousek currently serves as a Board member for Drake Gold Resources, Inc. and Now Corporation, Inc. Mr. Matousek is also the President and CEO of Drake Gold Resources, Inc. since July 2012. Mr. Matousek also served on the Board of Directors of Sebastian River Holdings, Inc. for the period November 2012-August 2013.

Mr. Matousek was member of the United States Navy, is a Veteran of Foreign Wars deployed during Operation Iraqi Freedom. He received the Army Achievement Medal, Navy Achievement Medal and Honorable Discharge among others awards and commemorations.

Mr. Matousek has worked extensively with the public markets for companies throughout the United States in the financial and natural resource sector, including oil & gas and precious metal mining.  He has represented numerous companies in the capacity of Investor & Public Relations.  He speaks English, Czech and German.

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

Section 16(a) Beneficial Ownership Reporting Compliance

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, for the fiscal year ended May 31, 2014, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.

Code of Ethics

The Company has yet to adopt the Code of Ethics for its executive officers and persons performing similar functions but expects to do so in the near future.

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

Item 11. Executive Compensation.

Mr. Wayne St. Cyr was appointed our Executive Vice President, Marketing and Strategic Development on January 1, 2011. His employment contract terminated on December 31, 2011. The Company has not renewed the contract with Mr. Ct. Cyr and has retained Mr. St. Cyr on a month to month basis. The Company is accruing $10,000 per month for Mr. Wayne St. Cyr's services.

Mr. Jerry G. Mikolajczyk was appointed our President, Chief Executive Officer and Chief Financial Officer on May 31, 2011 effective June 1, 2011. His employment contract terminated on May 31, 2012. The Company has not renewed the contract with Mr. Mikolajczyk and has retained Mr. Mikolajczyk on a month to month basis.  The Company is accruing $10,000 per month for Mr. Mikolajczyk's services.

Mr. Peter Matousek was appointed our Vice President – Investor Relations on May 31, 2011. His employment contract terminated May 31, 2012. Mr. Matousek continued as Vice President – Investor Relations between May 31, 2012 and May 31, 2014 with the Company accruing $7,500 per month for Mr. Matousek's services. The Company renewed the Management and Financial Service Agreement with Mr. Peter Matousek for a 12 month period commencing June 1, 2014 and ending May 31, 2015 whereby Mr. Matousek will be paid $90,000 in cash payments. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000. The Company is accruing $7,500 per month for Mr. Matousek's services.

The Company entered renewed the Management and Financial Service Agreement with Dr. William D. Spier for a 12 month period commencing June 1, 2014 and ending May 31, 2015 whereby Dr. Spier will be paid $90,000 in cash payments. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000. The Company is accruing $7,500 per month for Mr. Spier's services.

The following Schedule of Executive Compensation discloses compensation paid/accrued during the years ended May 31, 2014 and May 31, 2013 to the Company’s Officers and the most highly compensated executive officer whose total compensation exceeded $90,000 for the period ended May 31, 2014 (Collectively, the “Named Executive Officers”). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid/accrued to the Named Executive Officers during the period.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *1	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jerry G. Mikolajczyk, President/CEO/CFO	2014	120,000	0	0	0	0	0	0	120,000
Jerry G. Mikolajczyk, President/CEO/CFO	2013	120,000	0	0	0	0	0	0	120,000
Wayne St. Cyr, EVP	2014	120,000	0	0	0	0	0	0	120,000
Wayne St. Cyr, EVP	2013	120,000	0	0	0	0	0	0	120,000
Peter Matousek, VP-Investor Relations	2014	90,000	0	0	0	0	0	0	90,000
Peter Matousek, VP-Investor Relations	2013	90,000	0	0	0	0	0	0	90,000
Dr. William D. Spier, Treasurer	2014	90,000	0	0	0	0	0	0	90,000
Dr. William D. Spier, Treasurer	2013	29,032	0	0	0	0	0	0	29,032

*1 - Does not include stock compensation as Board members

Stock Options Granted/Exercised in Last Year

The Company has never issued any stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Relate Stockholder Matters.

The following table sets forth certain information as of May 31, 2014 respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each current officer and director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name	No. of Shares of Common Stock (1)	Percent of Class (2)
Jerry G. Mikolajczyk	7,558,993,398(3)	57.43%
Peter Matousek	203,629	0.0035%
Dr. William D. Spier	121,613	0.0021%
(All officers and directors as a group (3) members)	7,559,258,640	57.43%

(1) Represents the number of issued and outstanding shares of common stock beneficially owned by the shareholder.
(2) Based on 5,790,957,053 issued and outstanding shares of common stock.
(3) Includes 7,370,308,977 shares presently issuable upon conversion of Series B Preferred Shares owned by Mr. Mikolajczyk.

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

Prior to June 1, 2011, our President, CEO and Director, Jerry G. Mikolajczyk, performed services for the Company on a consulting contract through a consulting agency, Comtax Services, Inc. (Comtax). From April 1, 2010 to February 28, 2011, Comtax charged a fixed monthly fee of $2,500, a minimum of 10 hours per month for Mr. Mikolajczyk, an aggregate of $27,500 for the 11 months for Mr. Mikolajczyk’s services to the Company. For the period March 1, 2011 to May 31, 2011, Comtax charged the Company an aggregate of $387,275 (1,106.5 hours) for the services of Mr. Mikolajczyk plus $9,656.50 in travel expenses Mr. Mikolajczyk incurred on behalf of the Company. On October 31, 2012, Comtax assigned the trade payables to Mr. Mikolajczyk d/b/a/ Lighthouse Investments, as unsecured Promissory Notes. The Promissory Notes, in the aggregate principal amount of $398,248.50, are non-interest bearing. Mr. Mikolajczyk was an officer of Comtax until his resignation on May 31, 2011 and terminated his consulting contract with Comtax as of May 31, 2011 prior to accepting his executive and director positions with the Company.

Each of our officers and directors receives compensation from us for serving as such. See Item 11. Executive Compensation and Item 10. Directors, Executive Officers and Corporate Governance – Compensation of Directors.

On May 13, 2014 the Company sold 600,000 shares of Series B Preferred Stock to Jerry G. Mikolajczyk for $300,000.

Director Independence.

All of our directors also serve as executive officers. Accordingly, none of our directors are independent.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees for professional services rendered was $10,000 and  $9,000 for the audit of our annual financial statements for the fiscal years ended May 31, 2014 and 2013 respectively, and $7,500 and $7,500 for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended May 31, 2014 and 2013 respectively.

AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee." There were no such fees billed for the fiscal year ended May 31, 2014 and 2013.

TAX FEES. Tax fees for each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services was $1,500 for the fiscal year ending May 31, 2014 and $2,500 for the fiscal year ending May 31, 2013.

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended May 31, 2014 and 2013.

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

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". Our entire Board, acting in the capacity of the audit committee reviewed the audited financial statements of the Company as of and for the year ended May 31, 2014 and 2013 with the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our  Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended  May 31, 2014, for filing with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

The following report and financial statements are filed together with this Annual Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AT MAY 31, 2014 AND 2013

STATEMENTS OF CONSOLIDATED OPERATIONS FOR THE YEARS ENDED MAY 31, 2014 AND 2013

STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE YEARS ENDED MAY 31, 2014 AND 2013

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)

Index to Exhibits

ITEM 6. EXHIBITS	INCORPORATED BY REFERENCE

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	File/ Furnished Herewith
Item 5.03-Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year
3.1	Certificate of Designation For Series B Preferred Stock	8-K	3.1	05/13/14
3.2	Certificate of Amendment	8-K	3.1	05/19/14

21.1	Company Subsidiaries				X

Rule 13a–14(a)/15d-14(a) Certifications
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xun Energy, Inc.

Date:   September 12, 2014

By: /s/ Jerry G. Mikolajczyk

Jerry G. Mikolajczyk

President, Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Financial and Accounting Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jerry G. Mikolajczyk

Jerry G. Mikolajczyk, Director,

September 12, 2014

President, Chief Executive Officer and

Chief Financial Officer (Principal

Executive Officer and Principal Financial

and Accounting Officer)

BY: /s/ Peter Matousek

Peter Matousek, Director

September 12, 2014

BY: /s/ William D. Spier

Dr. William D. Spier, Director

September 12, 2014