Form 10-Q
period 2014-08-31
Xun Energy, Inc.
filed 2014-10-20
CIK 1435936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

7,201,613,163 shares of common stock are issued and outstanding as of October 20, 2014.

XUN ENERGY, INC.

INDEX

ITEM 1.      FINANCIAL STATEMENTS

XUN ENERGY, INC.

INDEX

XUN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of AUGUST 31, 2014 and MAY 31, 2014
(Expressed in U.S. dollars)

	August 31, 2014	May 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$3,216	$9,213
Accounts Receivable	11,684	-
Other Current Assets	24,167	384,082
Total Current Assets	39,067	393,295

Property, Plant and Equipment, net	517,385	942,250
Total Property, Plant and Equipment	517,385	942,250
Other Assets:
Intangible Assets - Legal and Contractual
Rights - Oil and Gas Leases	-	536,250
Total Legal and Contractual	-	536,250
Total Intangible Assets	-	536,250
Total Other Assets	-	536,250
Total Assets	556,452	1,871,795
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	2,513,967	2,396,452
Loans payable	343,707	354,034
Convertible Promissory Notes, net of discount	288,283	295,484
Total Current Liabilities	3,145,957	3,045,970
Stockholders' Deficit:
Preferred Stock, par value $0.0001, 50,000,000 shares authorized,
600,000 Series B issued and outstanding	60	60
Common Stock, par value $0.0001, 15,000,000,000 shares authorized,
7,151,568,163 and 5,790,957,053 shares issued and outstanding, respectively	715,157	579,096
Paid in Capital	2,268,367	2,327,566
Accumulated Deficit	(5,573,089)	(4,080,897)
Total Stockholders' Deficit	(2,589,505)	(1,174,175)
Total Liabilities and Stockholders' Deficit	$556,452	$1,871,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND AUGUST 31, 2013
(UNAUDITED)
(Expressed in U.S. dollars)

	For the 3 months ended August 31, 2014	For the 3 months ended August 31, 2013

Revenue
Revenue - Operations	24,123	-
Total Revenue	$24,123	$-

Lease Operating Expenses	11,736	-

Gross Profit	12,387	-

Expenses
General and Administrative	156,959	301,484
Oil and Gas leases forfeitures	536,250	-
Other Asset Impairment	417,186	-
Other Current Assets Impairment	365,000	-
Total Expenses	1,475,395	301,484
Loss before income taxes	(1,463,008)	(301,484)

Other income (expense)	(29,184)	(137,442)

Provision for Income Taxes	-	-

Net Loss	$(1,492,192)	$(438,927)

Basic
Loss per Common Shares	a	a

Fully Diluted
(Loss) per Common Shares	a	a

Weighted Average
Basic Number of Common Shares	6,989,360,571	421,895,286
Fully Diluted Common Shares	6,989,360,571	421,895,286

a = Less than ($0.01) per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND MAY 31, 2014
(Expressed in U.S. dollars)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Total Equity
Balance, May 31, 2013	-	-	385,460,240	38,546	2,876,422	(3,453,899)	(538,931)
Common Stock cancelled Consultants	-	-	(20,000,000)	(2,000)	(998,000)	-	(1,000,000)
Common stock issued to Directors	-	-	180,000	18	111	-	129
Common stock issued to Lenders for Interest			357,119,310	35,712	(6,170)	-	29,542
Common Stock issued to reduce CPN's	-	-	5,068,197,503	506,820	(27,215)	-	479,605
Discount on CPN's	-	-	-	-	182,478	-	182,478
Series B Preferred Shares	600,000	60	-	-	299,940	-	300,000
Net loss for the period	-	-	-	-	0	(626,997)	(626,997)
Balance, May 31, 2014	600,000	60	5,790,957,053	579,096	2,327,565	(4,080,897)	(1,174,175)
Common stock issued to Lenders for Interest			320,777,777	32,078	(15,605)	-	16,473
Common Stock issued to reduce CPN's	-	-	1,039,833,333	103,983	(43,593)	-	60,390
Net loss for the period	-	-	-	-	-	(1,492,192)	(1,492,192)
Balance, August 31, 2014, (Unaudited)	600,000	$60	7,151,568,163	$715,157	$2,268,367	$(5,573,089)	$(2,589,505)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2014 AND MAY 31, 2013
(UNAUDITED)

(Expressed in U.S. dollars)

	For the 3 months ended August 31, 2014	For the 3 months ended August 31, 2013

Net Cash Used in Operating Activities
Net Loss	$(1,492,192)	$(438,927)
Adjustments to Reconcile Net Loss to Cash Used in Operating Activities
Adjustments, Noncash Items, to Reconcile Net Loss to Cash Used in Operating Activities
Share based – interest	16,472	1,500
Non-cash amortization - debt discount	22,095	52,142
Non-cash Oil and Gas leases forfeitures	536,250	-
Non-cash Other Asset Impairment	417,186	-
Non-cash Other Current Assets	365,000	-
Non-cash - Interest-discount	-	72,717
Depletion	7,680	-
Adjustments, Noncash Items, to Reconcile Net Loss to Cash Used in Operating Activities	1,364,683	126,359
(Increase) Decrease in Operating Assets
Accounts receivable and accrued receivables	(11,684)	-
Other Current Assets	(5,084)	128,753
(Increase) Decrease in Operating Assets	(16,768)	128,753
Increase (Decrease) in Operating Liabilities
Accrued Interest	(11,484)	12,183
Accounts payable and accrued liabilities	117,515	79,175
Increase (Decrease) in Operating Liabilities	106,031	91,358
Adjustments to Reconcile Net Loss to Cash Used in Operating Activities	1,453,946	346,470
Net Cash Used in Operating Activities	(38,246)	(92,457)
Net Cash Used in Investing Activities
Payments to Acquire Intangible Assets	-	(125)
Net Cash Used in Investing Activities	-	(125)
Net Cash Provided by Financing Activities
Repayments of Short-term Debt	(10,500)	-
Proceeds from Short-term Debt	42,750	72,500
Net Cash Provided by Financing Activities	32,250	72,500
Cash, Period Decrease	(5,996)	(20,082)
Cash, beginning of period	9,213	23,400
Cash, at end of period	$3,216	$3,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2014 AND AUGUST 31, 2013 SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS
(UNAUDITED)

 (Expressed in U.S. dollars)

	For the 3 months ended August 31, 2014	For the 3 months ended August 31, 2013
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for income taxes	$-	$-
Cash paid for interest	-	-
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Debt Discount - non cash capitalization, net	-	55,109
Common Stock issued for repayment of loans	$60,390	$114,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

XUN ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

AUGUST 31, 2014

NOTE 1: ORGANIZATION, CONSOLIDATION AND PRESENTATION OF FINANCIAL STATEMENTS

NATURE OF BUSINESS

The Company is engaged primarily in the acquisition, work-over development, and production of oil and gas properties. Such activities are concentrated in North America onshore, primarily in the United States in the State of Pennsylvania. The Company plans to acquire producing or near producing oil and gas properties that will provide cash flow and an upside for future development. We will be scouting for additional properties in and around Texas, Oklahoma, Pennsylvania, Kansas and in Canada.

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

On June 2, 2014, the Company completed Rice #15 oil well in Pennsylvania and began production of the Rice #15 crude oil well. By August 31, 2014, Rice #15 produced 369.5 barrels of crude oil since oil began streaming on June 16, 2014. The Rice #15 has settled in and is producing between 1 and 2 barrels of oil per day with water production between 4 to 6 barrels of water per day. During the 3 month period ending August 31, 2014, 296 gross barrels of crude oil were sold, net 243 barrels of crude oil.

On August 31, 2014, the Company forfeited its rights to drill on the Corse and Lalley oil and gas leases in Venango County, Pennsylvania. The Company retains its drilling rights on the Rice 3, Rice 4, Rice 6 and Rice 14 by "Held By Production" and drilling permits which expire on April 28, 2015.

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

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements of Xun Energy, Inc. as of August 31, 2014, and for the three months then ended are unaudited. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Xun Energy, Inc.’s consolidated financial position as of August 31, 2014, and the results of its consolidated operations and its cash flows for the three months ended August 31, 2014, and 2013. These results are not necessarily indicative of the results expected for the fiscal year ending May 31, 2015. The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2014.

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

PROPERTY AND EQUIPMENT

The Company follows the successful efforts (“SE”) cost method of accounting for its oil and gas properties. Accordingly, only those expenses associated with successfully locating new oil and natural gas reserves are capitalized. For unsuccessful (or "dry hole") results, the associated operating costs are immediately charged to operating expenses for that period.

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

The Schedule of Property and Equipment details are as follows:

Schedule of Plant, Property and Equipment

Description	August 31, 2014 (Unaudited)	May 31, 2014
Work in Progress-Intangible	$208,472	$694,035
Work in Progress-Tangible	42,343	140,965
Rights (leases)	85,800	107,250
Subtotal	336,614	942,250
Rice #15	188,450	0
Depletion and Depreciation	-7,680	0
Net Plant - Oil Wells, End of period	$517,385	$942,250

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

OIL AND GAS DEVELOPMENT - NON-PRODUCING OIL AND GAS WELL WORKOVER PROGRAM

The Company may acquire oil and gas leases that have non-producing  (abandoned) oil and gas wells and decide to place the oil and gas well intro production. The Company’s Development - workover program consists of re-entering or completing a workovers on an oil or gas well that has a historical evidence of oil or gas production or that is currently producing oil and gas at a fractional output compared to when the oil and gas wells first came into production. Workover activities include one or more of a variety of remedial operations on a producing well or inactive well to try to increase production. All costs of a workover are capitalized and amortized (depletion) on a per-unit of barrel equivalent of production based on a new proven reserves study. Workover Development programs that do not establish a proven reserve will have the workover costs charged to operating expenses.

OIL AND GAS RESERVES

The Company does not have proven reserves of oil or gas on its current oil and gas leases.

INTANGIBLE ASSETS - LEGAL AND CONTRACTUAL – RIGHTS

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

On August 31, 2014, the Company forfeited its rights to drill on the Corse and Lalley oil and gas leases in Venango County, Pennsylvania. The Company retains its drilling rights on the Rice 3, Rice 4, Rice 6 and Rice 14 by "Held By Production" and drilling permits which expire on April 28, 2015. The Company has impaired $536,250, the cost of the leases forfeited, for the three months ending August 31, 2014.

The Schedule of Oil and Gas Rights are as follows:

Schedule of Oil and Gas Rights

Description	August 31, 2014 (Unaudited)	May 31, 2014
Acquisitions/Work in Progress	$536,250	$536,250
Capitalized as Fixed Assets	0	0
Forfeitures during the period	536,250	0
Impairments during the period	0	0
Oil and Gas Leases, End of period	$0	$536,250

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

NOTE 3: OTHER CURRENT ASSETS

On May 15, 2014, the Company entered into two Secured Loan and Coupon Agreements (SLCA) to complete the Rice #15 oil well. The SLCA requires the Company to pay interest at a fixed amount of $15,600 (Coupon) due immediately upon execution of the SLCA, payable from the net proceeds of the production of crude oil from the Rice #15 oil well. Based on a $100 crude oil price, it is expected the SLCA's will be paid off from the first 1,300 barrels of crude oil produced. The Coupon will be amortized at the rate of $12 per barrel of crude oil produced as interest expense, refer to NOTE 13: LOANS PAYABLE, Short Term Loans, for additional detail.

The Company had 74 barrels of crude oil inventory from the Rice #15 oil well on August 31, 2014 with a cost of $2,916, $40 per barrel, which is lower than market. The Company values the inventory on a moving average basis based on direct costs incurred during the production period including Depletion and Depreciation.

Schedule of Other Current Assets

Other Current Assets	August 31, 2014 (Unaudited)	May 31, 2014
Other Current Assets, Beginning Balance	$384,082	$981,000
Prepaid Legal	-982	(4,018)
Financial Services	-365,000	(608,500)
Crude Oil Inventory	2,916	0
Prepaid Interest - SCLA Coupons	-2,100	15,600
Refundable Advance	5,000	0
Cash Deposits	250	0
Other Current Assets, Balance end of period	$24,166	$384,082

The Company charged to operating expenses $365,000 of prepaid financial services during the 3 month period ending August 31, 2014 relating to the Company seeking a 3(a)10 exemption relating to a debt settlement claim, refer to NOTE 23: DEBT SETTLEMENT CLAIM, for additional information.

NOTE 4: OTHER ASSETS

The Schedule of Other Assets are as follows:

Schedule of Other Assets

Description - Other Assets	August 31, 2014 (Unaudited)	May 31, 2014
Rights - Oil and Gas Leases	$0	$536,250
Incorporation Costs	0	70
Total Other Assets	$0	$536,320

On August 31, 2014, the Company forfeited its rights to drill on the Corse and Lalley oil and gas leases in Venango County, Pennsylvania. The Company retains its drilling rights on the Rice 3, Rice 4, Rice 6 and Rice 14 by "Held By Production" and drilling permits which expire on April 28, 2015. The Company has impaired $536,250, the cost of the leases forfeited, for the three months ending August 31, 2014.

NOTE 5. ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had no advertising expenses for the year ending August 31, 2014 and no advertising expenses for the year ending May 31, 2014.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has continued net losses from inception (December 20, 2007) to August 31, 2014. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company issued an aggregate of 180,000 shares for the twelve month period ending May 31, 2013 with an average price of $0.01846 per share to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier, refer to NOTE 17: EXECUTIVE AND BOARD COMPENSATION for additional detail.

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

The Company issued 600,000 Series B Preferred shares on May 13, 2014 to President, CEO and Director, Jerry G. Mikolajczyk, for $300,000. The unsecured loans for $35,000 with Jerry G. Mikolajczyk and a $265,000 reduction in the short term loan to Jerry G. Mikolajczyk d/b/a Lighthouse Investments was applied against the purchase of the Series B Preferred Shares.

The Company issued an aggregate of 45,000 shares for the three month period ending May 31, 2014 with an average price of $0.000173 per share on May 30, 2014 to the Board pursuant to Board Member Compensation Agreements with Mr. Peter Matousek, Mr. Jerry G. Mikolajczyk, and Dr. William D. Spier, refer to NOTE 17: EXECUTIVE AND BOARD COMPENSATION for additional detail.

NOTE 8.  INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During each fiscal year from 2008 thru 2015, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset of approximately $1,641,687   (assuming a 35% effective tax rate) generated by the loss carry-forward has been fully reserved as of August 31, 2014 and $1,127,171  as of May 31, 2014.

The Company files federal income tax returns in the United States, and state income tax returns in the states of Florida and Pennsylvania.

The Company did not identify any material uncertain tax positions on tax returns filed as of August 31, 2014 and as of May 31, 2014. The Company did not recognize any interest or penalties for unrecognized tax benefits as of August 31, 2014 and as of May 31, 2014.

NOTE 9. NET OPERATING LOSSES

The Company has a net operating loss carry-forward of $4,690,535 as of August 31, 2014 and $3,220,489 as of May 31, 2014. The NOL is a tax operating loss which will expire 20 years from the date the loss was incurred. The accumulated NOL are temporary differences between reporting financial income (losses) and taxable income and does not contain any components of permanent tax differences.

NOTE 10: STOCKHOLDERS’ DEFICIT

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

ISSUED AND OUSTANDING

As of August 31, 2014, the Company had issued and outstanding 7,151,568,163 common stock shares and 600,000 Series B preferred stock shares.

For the 3 month period ending the August 31, 2014, the Company issued the following common stock shares:

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

The Company issued 300,000,000 shares on August 19, 2014 for $15,000 pursuant to the conversion of a Convertible Promissory Note and interest payable dated February 12, 2014. The issuance of the common stock was exempt from registration under Section 3(a)(9) of the Securities Act.

Schedule Of Stock Issued for the 3 month Period ending August 31, 2014

Date	Common Stock Shares	Common Stock issued to reduce CPN's	CPN Amount	Common Stock issued for interest	Interest Amount
Balance on May 31, 2014	5,790,957,053
June 3, 2014	45,833,333	24,166,666	$ 1,450	21,666,667	$ 1,300
June 3, 2014	110,000,000	110,000,000	$ 6,600
June 10, 2014	177,444,444	-	$ 0	177,444,444	$ 8,872
June 16, 2014	273,333,333	273,333,333	$ 16,400
July 7, 2014	180,000,000	158,333,333	$ 9,500	21,666,667	$ 1,300
July 30, 2014	274,000,000	274,000,000	$ 16,440
August 19, 2014	300,000,000	200,000,000	$ 10,000	100,000,000	$ 5,000
3 months ending August 31, 2014	1,360,611,110	1,039,833,333	$ 60,390	320,777,777	$ 16,472
Balance as of August 31, 2014	7,151,568,163

NOTE 11: RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 12: CHANGE OF CONTROL

On May 31, 2011, Mr. Jerry G. Mikolajczyk, the Company's President, CEO and Director, acquired 180,000,000 common shares of the Company from Mr. Peter Matousek, former President, CEO and Director of the Company. The acquisition by Mr. Mikolajczyk gave him control of 57.6% of the issued and outstanding shares of the Company. Subsequent to May 31, 2011, Mr. Mikolajczyk acquired additional shares directly and indirectly in the Company. As of Mr. Mikolajczyk’s last Form 4 filed with the SEC on October 1, 2014, Mr. Mikolajczyk is beneficial owner of 188,636,421 (3.26%) of the issued and outstanding shares of the Company and 600,000 Series B Preferred Shares as of August 31, 2014. The Series B Preferred Shares provides Mr. Mikolajczyk voting rights equal to 56% on a fully dilutive basis.

NOTE 13: LOANS PAYABLE

SHORT TERM LOANS

The Company has loans in the amount of $133,249, non-interest bearing and unsecured, with our President, CEO and Director, Jerry G. Mikolajczyk d/b/a Lighthouse Investments. The loan has no due date. The Company accrued $0 interest as of August 31, 2014.

On March 28, 2011, the Company entered into Redemption Agreement with Peter Matousek, the Company’s former president, currently vice president of investors relations and director, which provides in part for the Company to redeem from Mr. Matousek a total of 140 million shares of the Company’s common stock at a price of $87,500 or $0.000625 per share.

The stock redemption agreement is a non-callable 3-year note. The principal will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maturity Date”). Principal plus all accrued interest will be due on the Maturity Date. On May 31, 2011, Mr. Matousek assigned the unsecured Note Payable of $87,500 plus accrued interest to Comtax Services, Inc. The Company has defaulted on the payment of the principal and accrued interest due on March 31, 2014. There are no penalties or default provisions in the redemption agreement. The Company accrued $1,651 interest as of August 31, 2014.

On March 28, 2011, the Company entered into redemption agreements with four shareholders, which in total provided for the redemption of 60 million shares of the Company’s common stock. The purchase price for the 60 million shares totaled $37,500 or $0.000625 per share. The terms of the stock redemption, agreement is a non-callable 3-year note (Notes). The principal will accrue interest at the rate of 0.55% (IRS Short Term AFR – April 2011) per annum, until March 31, 2014 (the “Maturity Date”). Principal plus all accrued interest will be due on the Maturity Date. The maturity date has passed on the Stock Redemption Agreements. Three of the four redemption agreements are to 3rd party shareholders for an aggregate of $28,125. The Company has defaulted on the payment of the principal and accrued interest due on March 31, 2014 to the four redemption agreements. There are no penalties or default provisions in the redemption agreements. The Company accrued $531 interest as of August 31, 2014 for the three 3rd party Notes with the fourth Stock Redemption Agreement holder being our President, CEO and Director, Jerry G. Mikolajczyk.

On July 15, 2011, our President, CEO and Director, Jerry G. Mikolajczyk, acquired 100% interest in Womack Holdings, Inc. Womack Holdings, Inc. holds one of the four Notes payable, $9,375, by the Company. The Company has defaulted on the payment of the principal and accrued interest due on March 31, 2014. There are no penalties or default provisions in the redemption agreement. The Company accrued $177 interest as of August 31, 2014 for the Womack Holdings, Inc. Note.

SCLA #1 - On May 15, 2014, the Company entered into a Secured Loan and Coupon Agreement (SLCA#1) with a 3rd party for $31,000 and a fixed interest coupon of $6,200 for an aggregate of $37,200. The SLCA #1is secured with the crude oil production of the Rice #15 oil well. The repayment terms of SCLA#1 are from the net proceeds of the Rice #15 oil well, less 15% for general lease operating expenses. SCLA#1 has first charge on the net revenue production of Rice #15. SLCA#1 requires the Company to pay interest at a fixed amount of $6,200 (Coupon), due immediately upon execution of SLCA#1, from the net proceeds of the production of crude oil from the Rice #15 oil well. Based on $100 crude oil price, it is expected that SLCA#1 should be paid off from the first 517 barrels of crude oil produced. The Coupon is amortized on a prorated basis as interest expense as SCLA#1 is paid. As of August 31, 2014, the Company has a liability of $26,700 for SCLA#1.

SCLA #2 - On May 15, 2014, the Company entered into a Secured Loan and Coupon Agreement (SLCA#2) with a 3rd party for $47,000 and a fixed interest coupon of $9,400 for an aggregate of $56,400. The SLCA#2 is secured with the crude oil production of the Rice #15 oil well. The repayment terms of SCLA#2 are from the net proceeds of the Rice #15 oil well, less 15% for general lease operating expenses. SCLA#2 has second charge on the net revenue production of Rice #15, after SCLA#1 until the loan and coupon is discharged. SLCA#2 requires the Company to pay interest at a fixed amount of $9,400 (Coupon), due immediately upon execution of SLCA#2, from the net proceeds of the production of crude oil from the Rice #15 oil well. Based on a $100 crude oil price, it is expected that SLCA#2 should be paid off from approximately 783 barrels of crude oil produced after SCLA#1 is paid off. The Coupon will be amortized on a prorated basis as interest expense as SCLA#2 is paid. As of August 31, 2014, the Company has a liability of $56,400 for SCLA#2.

Schedule of Short Terms Loans
	August 31, 2014
Short Term Loan	Loan	Interest	Total Loan Due
Mikolajczyk, Jerry - assigned from Comtax Services, Inc.	$ 133,249	$ 0	$ 133,249
Stock Redemption - Mikolajczyk acquisition	9,375	177	9,552
Stock Redemption - 3rd party - assigned from Matousek	87,500	1,651	89,151
Stock Redemption - 3rd party	9,375	177	9,552
Stock Redemption - 3rd party	9,375	177	9,552
Stock Redemption - 3rd party	9,375	177	9,552
SCLA #1	22,600	4,100	26,700
SCLA #2	47,000	9,400	56,400
Total Short Terms Loans	$ 327,849	$ 15,858	$ 343,707

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

On April 30, 2013, Comtax Services, Inc. assigned $75,000 of the principal of CPN#4 to a third party, CPN#8, reducing the Company's obligations on CPN#4 to $156,160. CPN#8, $75,000, was converted to common stock by the Note holder, refer to NOTE 10: STOCKHOLDERS' DEFICIT,  for additional detail.

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

CPN#4A, $95,505 plus accrued interest, was converted to common stock by the Note holder, refer to NOTE 10: STOCKHOLDERS' DEFICIT,  for additional detail.

On October 18, 2013, the Company amended CPN#4, amending the Maturity Date of CPN#4 to be October 18, 2014 with the rest and remainder of the terms and conditions of CPN#4 remaining in full force and effect without change or modification.

CPN#4B - On February 7, 2014, the Company negotiated an ASSIGNMENT AND ASSUMPTION AGREEMENT (AAA) for $29,300 plus accrued interest of $4,200, 10% Convertible Promissory Note (CPN#4B), previously issued on October 19, 2012, assigned from CPN#4, due on October 18, 2014, reducing its obligations on CPN#4 to $36,355 plus accrued interest. CPN#4B, $33,500  was converted to common stock by the Note holder, refer to NOTE 10: STOCKHOLDERS' DEFICIT, for additional detail.

On May 5, 2014, the Company negotiated an ASSIGNMENT AND ASSUMPTION AGREEMENT (AAA) for $30,200 plus accrued interest of $4,617, 10% Convertible Promissory Note (CPN#18), previously issued on October 19, 2012, assigned from CPN#4, due on October 18, 2014, reducing its obligations on CPN#4 to $6,155 plus accrued interest, refer to NOTE 13: LOANS PAYABLE, CPN#18, for additional detail.

As of August 31, 2014, the Company has a liability of $6,155 plus accrued interest of $4,173 for CPN#4.

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

As of August 31, 2014, the Company accrued interest of $10,854.

CPN#6 - On February 14, 2012, the Company issued a Promissory Note for $100,000 with Altmann Revocable Living Trust, Rlt. (ALRT) which became due December 31, 2012 with interest calculated at 8% per annum. The Company amended the $100,000 Promissory Note plus accrued interest of $7,036 to an unsecured one year 8% Convertible Promissory Note (CPN#6) effective January 1, 2013 due on January 1, 2014 for $100,000 with accrued interest of $7,036. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at the Conversion Price which shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company's securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price is 80% of the Market Price. "Market Price" means the average of the Closing Prices (as defined below) for the Common Stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Company via facsimile (the "Conversion Date"). "Closing Price" means, for any security as of any date, the closing price on the OTCQB (or such other OTC Markets or OTC Tiers, stock markets or stock exchange upon which the Company’s common stock is listed or traded). The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company may prepay CPN#6 in advance in full or in part at any time and from time to time without premium or penalty. "Fixed Conversion Price" shall mean $0.0001. As of August 31, 2014, the Company accrued interest of $20,362.

On January 22, 2014, the Company amended CPN#6 amending the Maturity Date of CPN#6 to be December 31, 2014 with the rest and remainder of the terms and conditions of CPN#6 remaining in full force and effect without change or modification.

CPN#16 - On September 30, 2013, the Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#16) due on July 2, 2014 for $27,500. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#16. The Company may prepay CPN#16 at any time for the period beginning on the date of the CPN#16 and ending on the date which is ninety (90) days following the date of the CPN#16, the CPN#16 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#16 multiplied by 125% together with accrued and unpaid interest thereon. At any time during the period beginning on the ninety (91) day from the date of the CPN#16 and ending on the date which is one hundred twenty (120) days following the date of CPN#16, the Company may prepay the CPN#16 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#16 multiplied by 135% together with accrued and unpaid interest thereon. At any time during the period beginning on the date which is one hundred twenty one (121) days from the date of the CPN#16 and ending on one hundred eighty (180) days following the date of this CPN#16, the Company may prepay the CPN#16 to the note holder upon payment of an amount equal to the outstanding principal amount of the CPN#16 multiplied by 145% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#16, the Company shall have no right of prepayment. CPN#16 cannot be converted below the fixed price of $0.00005. As of August 31, 2014, the Company has a liability of $11,060 and accrued interest of $1,591 for CPN#16.

CPN#18 - On May 5, 2014 the Company issued an unsecured 12 month 10% Convertible Promissory Note (CPN#18) due on May 9, 2015 for $34,817. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Closing Bid Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#18. The Company may prepay CPN#18 in whole or in part, at any time, and from time to time, with premium, where the Company and the note holder have approved the prepayment and premium in writing. CPN#18 cannot be converted below the fixed price of $0.00005. As of August 31, 2014, the Company has a liability of $23,817 and accrued interest of $772 for CPN#18.

.

CPN#19 - On May 9, 2014, the Company issued an unsecured 12 month 10% Convertible Promissory Note (CPN#19) due on May 9, 2015 for $37,000. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder.  The Conversion Price shall be the greater of: (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Closing Bid Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market as reported by a reliable reporting service designated by the note holder. The note holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Default interest is 22% per annum should the Company default on the CPN#19. The Company may prepay CPN#19 at any time for the period beginning on the date of the CPN#19 and ending on the date which is one hundred eighty (180) days following the date of the CPN#19, the CPN#19 may be prepaid by the Company upon payment to the note holder of an amount equal to the outstanding principal amount of the CPN#19 multiplied by 135% together with accrued and unpaid interest thereon. After the expiration of one hundred eighty (180) days following the date of the CPN#19, any prepayments must be approved by both parties in writing. CPN#19 cannot be converted below the fixed price of $0.00005.. As of August 31, 2014, the Company accrued interest of $1,125.

CPN#20 - on June 25, 2014, the Company issued an unsecured 9 month 8% Convertible Promissory Note (CPN#20) due on March 25, 2015 for $42,750. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder. The conversion price (the “Conversion Price”) shall equal the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).  The "Variable Conversion Price" shall mean 57.5% multiplied by the Market Price (as defined herein) (representing a discount rate of 42.5%).  “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  “Trading Price” means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board (the “OTCQB”), OTCQB or applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by the Holder or, if the OTCQB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc.  In the case that the Company’s Common Stock is not deliverable by DWAC, an additional 5% discount will apply.  In the case that the Company’s Common Stock is “chilled” for deposit into the DTC system and only eligible for clearing deposit, an additional 7.5% discount shall apply.  If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Company and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes.  “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCQB, OTCQB or on the principal securities exchange or other securities market on which the Common Stock is then being traded.  “Fixed Conversion Price” shall mean $0.00005. The Company may prepay the amounts outstanding hereunder pursuant to the following terms and conditions:  (I) at any time during the period beginning on the Issue Date and ending on the date which is thirty (30) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#20 to prepay the outstanding CPN#20 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 125%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#20 plus (x) accrued and unpaid interest on the unpaid principal amount of  CPN#20 plus (y) Default Interest; (II) at any time during the period beginning the day which is thirty one (31) days following the Issue Date and ending on the date which is sixty (60) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#20 to prepay the outstanding CPN#20 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 130%, multiplied by the sum of: (w) the then outstanding principal amount of  CPN#20 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#20 plus (y) Default Interest; (III) at any time during the period beginning the day which is sixty one (61) days following the Issue Date and ending on the date which is ninety(90) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#20 to prepay the outstanding CPN#20 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 135%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#20 plus (x) accrued and unpaid interest on the unpaid principal amount of  CPN#20 plus (y) Default Interest; (IV) at any time during the period beginning the day which is ninety one (91) days following the Issue Date and ending on the date which is one hundred twenty (120) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#20 to prepay the outstanding CPN#20 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 140%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#20 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#20 plus (y) Default Interest; (V) at any time during the period beginning the day which is one hundred twenty one (121) days following the Issue Date and ending on the date which is one hundred fifty (150) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#20 to prepay the outstanding CPN#20 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 145%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#20 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#20 plus (y) Default Interest; (VI) at any time during the period beginning the day which is one hundred fifty one (151) days following the Issue Date and ending on the date which is one hundred eighty (180) days following the Issue Date, the Company shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of CPN#20 to prepay the outstanding CPN#20 (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 150%, multiplied by the sum of: (w) the then outstanding principal amount of CPN#20 plus (x) accrued and unpaid interest on the unpaid principal amount of CPN#20 plus (y) Default Interest; (VII) after the expiration of one hundred eighty (180) following the date of CPN#20, the Company shall have no right of prepayment. CPN#20 cannot be converted below the fixed price of $0.00005. As of August 31, 2014, the Company accrued interest of $628.

The Company analyzed the conversion option of the Notes CPN#20 for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to ratchet provision of the above conversion options for the Notes issued.

ASC DISCLOSURE

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total debt discounts of zero, and $55,109 for the variable conversion feature of the convertible debts incurred during the three month period ending August 31, 2014 and  August 31, 2013, respectively. The discount will be amortized to debt discount over the term of the debentures using the effective interest method. As of August 31, 2014 and May 31, 2014, the debt discount (acceleration of the discount attributable to the conversions on the loan) on the CPN's was $57,848 and $56,100 respectively. The Company recorded $22,095 and $52,142 of debt discount expense pursuant to the amortization of the convertible promissory note discounts during the three month period ending August 31, 2014 and August 31, 2013, respectively. The Company recorded $4,815 and $12,010 of interest expense for convertible promissory notes during the three month period ending August 31, 2014 and August 31, 2013, respectively.

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

As of August 31, 2014 and May 31, 2014, the carrying value of accounts payable, short term loans and convertible promissory notes approximated fair value due to the short-term nature and maturity of these instruments.

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

The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to his engagement as a Director of the Company except 3rd party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

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

The Company renewed the Management and Financial Service Agreement with Dr. William D. Spier for a 12 month period commencing June 1, 2014 and ending May 31, 2015 whereby Dr. Spier will be paid $90,000 in cash payments. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5,000,000.

On August 31, 2014, the Board of Directors renewed the Board Member Compensation Agreement with Mr. Jerry G. Mikolajczyk as a director of the Company for a term of one (1) year ending August 31, 2015. Mr. Mikolajczyk will receive 5,000 shares per month of the Company’s common stock in consideration for his serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to his engagement as a Director of the Company except 3rd party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

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

On May 22, 2012, Company entered into a Board Member Compensation Agreement with Dr. William D. Spier as a director of the Company for a term of one (1) year ending May 31, 2013. Dr. Spier will receive 5,000 shares per month of the Company’s common stock in consideration for his serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to his engagement as a Director of the Company except 3rd party or travel expenses.

On May 25, 2012, Company entered into a Board Member Compensation Agreement with Mr. Peter Matousek as a director of the Company for a term of one (1) year ending May 31, 2013. Mr. Matousek will receive 5,000 shares per month of the Company’s common stock in consideration for his serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to his engagement as a Director of the Company except 3rd party or travel expenses.

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

On May 30, 2013, the Board of Directors renewed the Board Member Compensation Agreement with Dr. William D. Spier as a director of the Company for a term of one (1) year ending May 31, 2014. Mr. Spier will receive 5,000 shares per month of the Company’s common stock in consideration for his serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to his engagement as a Director of the Company except 3rd party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

On May 30, 2013, the Board of Directors renewed the Board Member Compensation Agreement with Mr. Peter Matousek as a director of the Company for a term of one (1) year ending May 31, 2014. Mr. Matousek will receive 5,000 shares per month of the Company’s common stock in consideration for his serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to his engagement as a Director of the Company except 3rd party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

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

On August 31, 2013, the Board of Directors renewed the Board Member Compensation Agreement with Mr. Jerry G. Mikolajczyk as a director of the Company for a term of one (1) year ending August 31, 2014. Mr. Mikolajczyk will receive 5,000 shares per month of the Company’s common stock in consideration for his serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to his engagement as a Director of the Company except 3rd party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

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

The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to his engagement as a Director of the Company except 3rd party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

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

On August 31, 2014, the Board of Directors renewed the Board Member Compensation Agreement with Mr. Jerry G. Mikolajczyk as a director of the Company for a term of one (1) year ending August 31, 2015. Mr. Mikolajczyk will receive 5,000 shares per month of the Company’s common stock in consideration for his serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to his engagement as a Director of the Company except 3rd party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

The Schedule of Board Compensation below represents the shares issued or approved to the Board with the 5-Day Average Share Closing Price for each month during the three month period ending August 31, 2014:

Schedule of Board Compensation

Month	Board Shares Approved, Not Issued	Board Shares Issued	5 Day Average Share Closing Price	Cost Base
June	15,000	0	$ 0.000120	$ 1.80
July	15,000	0	0.000100	1.50
August	15,000	0	0.000100	1.50
Quarter Total	45,000	0	$ 0.000107	$ 4.80

NOTE 18: EXECUTIVE AND BOARD CHANGES

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

On August 31, 2014, Company entered into a Board Member Compensation Agreement with Mr. Jerry G. Mikolajczyk as a director of the Company for a term of one (1) year ending August 31, 2015.

Each Board member will receive 5,000 shares per month of the Company’s common stock in consideration for their serving on the Company’s Board of Directors. The common stock will be valued based on the average of the 5 trading day close price prior to each month end. This amount includes all costs related to their engagement as Directors of the Company except 3rd party or travel expenses. The terms and conditions will be renegotiated upon the successful consummation of a Business Combination through the acquisition of, or merger or consolidation with, a company that has substantial additional capital and or operating revenues; or the Company is able to finance operating expenses with additional debt or through equity financing of not less than $5 million.

NOTE 19:  VENANGO 30 WELL LOCATION

On August 31, 2012 the Company entered into an Oil and Gas Well Location Agreement (the "Agreement") with Vencedor Energy Partners (Assignor). The Agreement allows the Company to drill 30 offset oil and gas wells on 3 producing oil and gas leases in Venango County, Pennsylvania.

The Company paid $585,000 in the form of 11,700,000 shares of common stock (Shares) of the Company for the rights. As of August 31, 2014, the assignor is a related party holding the 11,700,000 Shares, 0.1636% of the issued and outstanding Shares of the Company.

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

The Company agreed to have Assignor be the designated Operator (the "Operator") of the Oil and Gas Well Locations which includes all the responsibilities as a designated operator in the State of Pennsylvania which includes the duties of managing and supervising the drilling and completions of the Oil and Gas Locations, the Participation and Operating Agreement (the "POA").

On December 18, 2012, pursuant to the POA, the Operator invoiced the Company $835,000 for the drilling and completion of five oil wells on the Rice lease. The Company has recorded the transaction capitalizing the drilling and completions as work in progress. The liability is included in the Company's Accounts Payable.  The Company impaired $417,186 of the $835,000 for the period ending August 31, 2014. VEP is one the Company's creditors that is participating in the Debt Settlement Claim, refer to NOTE 23: DEBT SETTLEMENT CLAIM, for additional information.

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

On June 2, 2014, the Company completed Rice #15 oil well in Pennsylvania and began production of the Rice #15 crude oil well. By August 31, 2014, Rice #15 produced 369.5 barrels of crude oil since oil began streaming on June 16, 2014. The Rice #15 has settled in and is producing between 1 and 2 barrels of crude oil per day with water production between 4 to 6 barrels of water per day. During the 3 month period ending August 31, 2014, 296 gross barrels of crude oil were sold, net 243 barrels of crude oil, for an average sales price of $99 per net barrel. Operating costs, including Depletion and Depreciation, averaged $40 per gross barrel, $48 per net barrel.

There is no guarantee as to how much longer Rice#15 will produce oil and there are no assurances that if Rice #15 produces oil that it will be profitable.

On August 31, 2014, the Company forfeited its rights to drill on the Corse and Lalley oil and gas leases in Venango County, Pennsylvania. The Company retains its drilling rights on the Rice 3, Rice 4, Rice 6 and Rice 14 by "Held By Production" and drilling permits which expire on April 28, 2015.

The company will need to raise additional funds to drill the oil and gas wells and there is no guarantee that the company will be successful in raising the funds necessary to complete  the second or any of the remaining 4 offset oil and gas wells.

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

On May 7, 2013, the Company entered into a registration rights agreement with AGS (the “RRA,” and along with the Financing Agreement, the “Agreements”).  According to the RRA, the Company was required to file a registration statement on Form S-1, registering the shares of common stock which may be issued to AGS pursuant to the Financing Agreement within thirty (30) days of the date of the RRA.

Prior to the date of the Agreements, AGS had no material interaction, other than the negotiation of the Agreements, with the Company.

After a series of withdrawals of the Registration Statement, on Form S-1 by the Company, on February 4, 2014, the Company filed a Registration Statement, on Form S-1,  registering the shares of common stock of the Company as follows:

•

33,333,334 shares of the Company's common stock (the “Put Shares”) that the Company may put to AGS pursuant to the Financing Agreement between AGS and the Company, dated November 27, 2013, and  4,081,633 commitment shares of the Company's common stock that the Company paid to AGS as a fee for providing the facility.

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

NOTE 22: XUN OIL MARKETING DIVISION

Over the last several years, the Company’s President and CEO, Jerry G. Mikolajczyk, acted as an intermediary to facilitate petroleum product and precious metals transactions between sizeable Buyers and Sellers. He did this on a pro bono basis. In the fall of 2013, Mr. Mikolajczyk was approached by active and committed buyers to assist them in sourcing and procuring refined petroleum products in new markets. Since Mr. Mikolajczyk's experience in this area of petroleum and metals marketing is significant, the Company formed a division, headed by Mr. Mikolajczyk to capitalize on opportunities in  procurement services for active buyers. The Company calls this division Xun Oil Marketing (XOM) and it is now in the research and actuation evaluation stage of development so it can ultimately initiate the following business objectives:

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

There can be no assurance that JV002 will be able to obtain the financing required to purchase the 61 million barrels of aviation jet fuel. There can be no assurance that the supplier will agree to the contemplated changes to the spa.

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

The Company has not committed to begin full operations of XOM until the Company has concluded with its research and actuation evaluation. As of August 31, 2014, the Company has spent $15,055 on business development expenses for XOM which is included in our operating expenses.

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

There can be no assurance that the supplier will agree to the contemplated changes to the spa. There can be no assurance that JV002 will be able to sell the aviation jet fuel should it be successful in obtaining financing for the aviation jet fuel and obtain the necessary changes to the spa. Even if JV002 was successful in selling the aviation jet fuel, there can be no assurance that the sale of the aviation jet fuel will be profitable or that the company will be able to generate sufficient revenues to operate profitably.

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

On August 15, 2014, JV002 was informed by the Supplier that the July 27, 2013 SPA for 61 million barrels of Aviation Jet Fuel FOB Rotterdam was terminated and that a new transaction shall be executed requiring JV002 to issue a fresh Irrevocable Commercial Purchase Order (ICPO) and a new SPA for the 61 million barrels of Aviation Jet Fuel FOB Rotterdam.

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

NOTE 23: DEBT SETTLEMENT CLAIM

On September 5, 2014, a complaint (the “Complaint”) was filed against the Company in the Superior Court of Connecticut, Judicial District of Danbury (the “Court”) by Equity Capital Ventures, Inc. (“ECVI”) for the Company’s failure to pay $1,834,935 in debt obligations (the “Debt”) which ECVI had acquired from 11 persons (the “Debt Assignors”) through the execution of Debt Claim Purchase Agreements.

The Debt Assignors consist of creditors of the Company including insiders of the Company that voluntarily assigned all or a portion of their receivable from the Company to ECVI subject to approval of a court. By a Stipulation between the Company and ECVI, the Company has agreed to settle the Debt in reliance on the 3(a)10 exemption from the Securities Act of 1933’s registration requirements pending a fairness hearing before the Court. The Stipulation, if approved by court order, provides for the issuance of shares of the Company’s common stock to ECVI (the “3(a)(10) Stock Issuance”) for resale by ECVI, resulting in sale proceeds to ECVI of approximately $2,038,818. ECVI shall retain $203,883 of the sale proceeds and shall transfer and deliver the $1,834,935 balance to the Debt Assignors.

Should this action be approved by the Court, there will be dilution to the Company’s stockholders. There are no assurances that the Court will approve the Stipulation and the 3(a)10 Stock Issuance. Further, there are no assurances that should the Court approve the 3(a)10 Stock Issuance that there will be a market for the common stock that will be issued to the ECVI.

NOTE 24: SUBSEQUENT EVENTS

On September 8, 2014, the Supplier for JV002 confirmed the terms and conditions of the SPA for 61 million barrels of Aviation Jet Fuel FOB Rotterdam. The SPA is subject to JV002 executing a Charter Party Agreement (CPA) with its nominated shipping company to deliver the Aviation Jet Fuel to Rotterdam and paying 50% of the cost of the vessel for first delivery to Rotterdam. Refer to NOTE 22: XUN OIL MARKETING DIVISION, for additional information and risk disclosures.

On September 5, 2014, a complaint (the “Complaint”) was filed against the Company in the Superior Court of Connecticut, Judicial District of Danbury (the “Court”) by Equity Capital Ventures, Inc. (“ECVI”) for the Company’s failure to pay $1,834,935 in debt obligations (the “Debt”) which ECVI had acquired from 11 persons (the “Debt Assignors”) through the execution of Debt Claim Purchase Agreements. Refer to NOTE 23: DEBT SETTLEMENT CLAIM, for additional information and risk disclosures.

On September 12, 2014, JV002 executed the CPA to deliver the Aviation Jet Fuel to Rotterdam. The CPA requires JV002 to pay for 50% of the vessel for the first delivery to Rotterdam. Refer to NOTE 22: XUN OIL MARKETING DIVISION, for additional information and risk disclosures.

On September 26, 2014, JV002 paid its 50% share of the vessel for the first delivery to Rotterdam. There can be no assurance that JV002 will be able to sell the aviation jet fuel should JV002 be successful closing on the aviation jet fuel purchase when the aviation jet fuel arrives at Rotterdam. Even if JV002 was successful in selling the aviation jet fuel, there can be no assurance that the sale of the aviation jet fuel will be profitable or that the company will be able to generate sufficient revenues to operate profitably. Refer to NOTE 22: XUN OIL MARKETING DIVISION, for additional information and risk disclosures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis (“MD&A”) is management’s assessment of the historical financial and operating results of the Company during the period covered by the financial statements. This MD&A should be read in conjunction with the condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2014 contains “forward-looking statements”. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify  forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.

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

General

The Company is engaged primarily in the acquisition of producing or near producing oil and gas properties and the development of these oil and gas properties. The Company acquired oil and gas properties in August 2012 that allow it to drill oil and gas wells in Venango County, Pennsylvania. One oil well was drilled and completed on the Rice lease (Rice #15) that is producing crude oil and has settled in as a "Stripper" oil well. The Company has drilling permits to drill four more offset oil wells on the Rice lease. There is no assurance that we will be successful in raising the necessary funds to drill and complete one or more of the remaining 4 oil and gas well locations; there are no assurances that if we are successful in raising the necessary funds to drill and complete one or more of the 4 oil and gas well locations that they will produce oil and gas. There are no assurances that should oil and gas be produced from one or more of the 5 oil and gas well locations, that the Company will be profitable.

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

Xun Oil Marketing Division

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

Subsequent Events:

On September 8, 2014, the Aviation Jet Fuel supplier for XOM's  JV002 confirmed the terms and conditions for an SPA for 61 million barrels of Aviation Jet Fuel FOB Rotterdam. The SPA is subject to JV002 executing a Charter Party Agreement (CPA) with its nominated shipping company to deliver the Aviation Jet Fuel to Rotterdam and paying 50% of the cost of the vessel for first delivery to Rotterdam.

On September 9, 2014, the Company was named in a Debt Settlement Claim for $1,834,935 (hereinafter referred to "DSC"). The DSC  consists of creditors of the Company including insiders of the Company that voluntarily assigned all or a portion of their receivable from the Company to the Plaintiff subject to approval of a court. The Company has agreed to settle the DSC relying on the 3(a)10 exemption pending a Fairness Hearing.

On September 12, 2014, JV002 executed the CPA to deliver the Aviation Jet Fuel to Rotterdam. The CPA requires JV002 to pay for 50% of the vessel for the first delivery to Rotterdam.

On September 26, 2014, JV002 paid its 50% share of the vessel for the first delivery to Rotterdam.

THERE CAN BE NO ASSURANCE THAT JV002 WILL BE ABLE TO SELL THE AVIATION JET FUEL SHOULD JV002 BE SUCCESSFUL CLOSING ON THE AVIATION JET FUEL PURCHASE WHEN THE AVIATION JET FUEL ARRIVES AT ROTTERDAM. EVEN IF JV002 WAS SUCCESSFUL IN SELLING THE AVIATION JET FUEL, THERE CAN BE NO ASSURANCE THAT THE SALE OF THE AVIATION JET FUEL WILL BE PROFITABLE OR THAT THE COMPANY WILL BE ABLE TO GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY.

Introduction

We are an independent oil and natural gas development and production company. Our basic business model is to increase shareholder value by finding and developing oil and gas production through development activities, which include drilling offset oil and gas wells and re-entering oil and gas wells, that have historical oil and gas production or are currently producing oil and gas, and selling the production from these, worked over wells at a profit. To be successful, we must, over time, complete our goal of raising sufficient funds to drill offset wells or complete development programs over the next year and then sell the resulting production at a price that is sufficient to cover our operating expenses, administrative costs and interest expense, plus offer us a return on our capital investment.

We have a limited operating history of oil and gas production and no proven reserves, no production and negative cash flow. To date, we have had limited revenues and have not been able to generate sustainable positive earnings on a Company-wide basis. Our management cannot provide any assurances that the Company will ever operate profitably. As a result of our limited operating history, we are more susceptible to the numerous business, investment and industry risks that have been described in Item 1A. Risk Factors of our Annual Report on Form 10K for the fiscal year ended May 31, 2014 .

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

Our inability to generate sufficient revenue during the three month period ending August 31, 2014 is due primarily to difficulties in our ability to raise sufficient funds necessary to close on the financing to complete the drilling and completion program on the remaining 4 oil and gas well locations in Venango County, Pennsylvania. There are no assurances that the Company will be successful in raising sufficient funds to accomplish our goals and objectives.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

AUGUST 31, 2014 AND AUGUST 31, 2013.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three months ended August 31, 2014 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report, as well as our most recent annual report on Form 10-K for the year ended May 31, 2014 filed with the SEC.

 Three Months Ended August 31, 2014 Compared to Three Months Ended August 31, 2013

 Revenues

We generated $24,123 in revenue for the three months ending August 31, 2014 and no revenues for the three months ending August 31, 2013. Our operations to date have been financed by the sale of our common stock and third party loans.

Lease operating expenses for the three months ended August 31, 2014 and August 31, 2013 totalled $11,736 and zero, respectively. Our single largest lease operating expense for the three months ended August 31, 2014 has been the depletion and depreciation of the capital cost of the drilling and completing the oil well including infrastructure costs.

              General and Administrative expenses, including financial consulting fees, for the three months ended August 31, 2014 and August 31, 2013 totalled $1,475,395 and $301,484 respectively. The largest expense is the impairment of the 25 Venango County oil and gas leases, the impairment of assets that may be paid on a non-cash basis stemming from a 3(a)10 exemption as a settlement of certain liabilities of the Company when securities are issued in exchange for other securities, not for cash, and the fairness of the exchange is approved by a court or a governmental entity.

             Other Expenses for the three months ended August 31, 2014 and August 31, 2013 totalled $29,184 and $137,442 respectively.  The Other Expenses include debt interest, amortized discounts and extraordinary.

For the three months ended August 31, 2014 we had a net loss of ($1,492,192) and a net loss of ($438,927) for the three months ended August 31, 2013.

Until we obtain additional funding to complete our oil and gas well drilling and completions program, we do not anticipate our revenues will be sufficient to cover our operating expenses. In which case we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

Assets and Liabilities

Our primary financial resource is our base of unproven oil and gas leases. Our ability to fund our capital expenditure program is dependent upon the availability of capital resource financing. In this fiscal year, we planned on spending approximately $9,000,000 in new capital investments for the purchase of the Texas Falls oil and gas leases and the drilling of 23 new oil and gas wells on these leases. Factors such as changes in operating margins due to changes in the price of oil and gas and the availability of capital resources-- could increase or decrease our ultimate level of expenditures during the remaining fiscal year.

The changes in our capital resources at August 31, 2014 compared with August 31, 2013 are:

Changes in our capital resources
		(Unaudited)
	August 31, 2014	August 31, 2013	Increase (Decrease)	Percentage Change

Cash	$3,216	$9,213	$(5,996)	65.09%
Current Assets	39,067	393,295	(354,228)	90.07%
Total Assets	556,452	1,871,795	(1,315,343)	70.27%
Current Liabilities	3,145,956	3,045,970	99,986	3.28%
Total Liabilities	3,145,956	3,045,970	99,986	3.28%
Working Capital Deficit	$3,106,890	$2,652,676	$454,214	17.12%

              Our working capital deficit increased by $454,214 from $2,652,676 as of August 31, 2013 to $3,106,890 as of August 31, 2014. This increase in the deficit was due to the amount of resources we expended to source financing for the drilling and completions for the remaining 25 oil and gas leases in Venango County, PA; complete all the necessary SEC filings; and, support the drilling and completions work program on the Rice Lease in Venango County, PA.

Over the past three months, we expended our resources to raise funds to complete our 29 oil well drilling program in Venango County, PA, to attempt to raise funds for the acquisition of oil and gas leases that meet our criteria, to raise sufficient funds to fund a drilling and completions programs once we acquired oil and gas leases, updating our prior SEC filings with XBRL interactive data files, and completing our fiscal year end consolidated statements and SEC filings and the research for the Xun Oil

Marketing Division. Our business is capital intensive. Our ability to grow is dependent on favorably obtaining outside debt and capital and generating cash flows from operating activities necessary to fund our investment activities. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on successful development activities and our ability to seek and secure capital from external sources, should we be unable to achieve sustainable profitability this could cause any equity investment in the Company to become worthless.

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

Cash Flows

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

Cash Flow Used in Operating activities:
	(Unaudited)
	August 31, 2014	August 31, 2014	Increase (Decrease)	Percentage Change
Net cash provided by (used in) operating activities	$(38,246)	$(92,457)	$(54,211)	58.63%
Net cash provided by (used in) investing activities	-	(125)	(125)	100.00%
Net cash provided by (used by) financing activities	$32,250	$72,500	$(40,250)	55.52%

Cash flow from operating activities is derived from changes in the balances of payables, or other non-oil property asset account balances. For the three months ended August 31, 2014, we had a negative cash flow from operating activities of $38,246, in comparison to a negative cash flow of $92,457 for the three months ended August 31, 2013. This change of $54,211 was the result of a increase in our payables balance and a decrease in our current assets. Variations in cash flow from operating activities may affect our level of development expenditures. Our expenditures consist primarily of our General and Administrative (G&A) expenses, which consist of consulting and professional services, employee compensation, legal, accounting, travel and other G&A expenses, which we have incurred in order to address necessary organizational activities.

Cash Flow Used in Investing activities:

Cash flow used by investing activities was zero for the three months ended August 31, 2014. This is in comparison to $125 investing activities used for the three months ended August 31, 2013.

Cash Flow from Financing activities:

Cash flow from financing activities is derived from short term debt account balances or in equity, account balances excluding retained earnings. Cash flow provided by financing activities was $32,250 for the three months ended August 31, 2014. This is in comparison to $72,500 provided by financing activities for the three months ended August 31, 2013. We anticipate it will be necessary to rely on additional funding from the debt financing and from capital markets in the current fiscal year to complete the 4 oil well drilling and completions program in Venango County, P.A. other acquisitions and to discharge our debts.

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

We have limited revenues to satisfy our ongoing liabilities. Our auditors have issued a going concern opinion. Unless we secure equity, debt financing or Joint Venture partners, of which there can be no assurance, or identify a profitable acquisition candidate, we will not be able to continue any operations.

Plan of Operation For Remaining Fiscal Year

We will attempt to continue to source equity or debt financing, or Joint Venture partners for our operating costs and for our oil and gas well drilling programs or attempt to identify a profitable acquisition candidate. Pursuant to the May 7, 2013 Reserve Equity Financing Agreement with AGS Capital Group, LLC ("AGS"), we have the right to issue up to $15,000,000 of our common stock to AGS over the course of three years.  We have had discussions with several companies and individuals for alternative funding and/or Joint Ventures. However, we have not come to terms with any company or individual as of August 31, 2014. We will attempt to finance our operating expenses with additional debt or through equity financing.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended August 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of August 31, 2014 our disclosure controls and procedures were effective.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we report that the financial reporting is not effective. We attribute this to limited manpower resources and the potential hiring of a CFO to address this.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

On September 5, 2014, a complaint (the “Complaint”) was filed against the Company in the Superior Court of Connecticut, Judicial District of Danbury (the “Court”) by Equity Capital Ventures, Inc. (“ECVI”) for the Company’s failure to pay $1,834,935 in debt obligations (the “Debt”) which ECVI had acquired from 11 persons (the “Debt Assignors”) through the execution of Debt Claim Purchase Agreements.

The Debt Assignors consist of creditors of the Company including insiders of the Company that voluntarily assigned all or a portion of their receivable from the Company to ECVI subject to approval of a court. By a Stipulation between the Company and ECVI, the Company has agreed to settle the Debt in reliance on the 3(a)10 exemption from the Securities Act of 1933’s registration requirements pending a fairness hearing before the Court. The Stipulation, if approved by court order, provides for the issuance of shares of the Company’s common stock to ECVI (the “3(a)(10) Stock Issuance”) for resale by ECVI, resulting in sale proceeds to ECVI of approximately $2,038,818. ECVI shall retain $203,883 of the sale proceeds and shall transfer and deliver the $1,834,935 balance to the Debt Assignors.

Should this action be approved by the Court, there will be dilution to the Company’s stockholders. There are no assurances that the Court will approve the Stipulation and the 3(a)10 Stock Issuance. Further, there are no assurances that should the Court approve the 3(a)10 Stock Issuance that there will be a market for the common stock that will be issued to the ECVI.

ITEM 1A.   RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K filed September 12, 2014.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SINCE MAY 31, 2014.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.  OTHER INFORMATION

None.

ITEM 6 EXHIBITS		INCORPORATED BY REFERENCE

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Furnished Herewith
4.01	Resignation Letter of Weinberg & Baer LLC dated October 2, 201	8K	10.1	10/07/14
4.02	Letter from Weinberg & Baer LLC dated October 6, 2014 regarding changes in Registrant’s certifying accountant	8K	16.1	10/07/14
31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XUN ENERGY, INC.

Date: October 20, 2014	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Executive Officer (principal executive officer)

Date: October 20, 2014	By:	/s/ Jerry G. Mikolajczyk
Jerry G. Mikolajczyk
Chief Financial Officer (principal financial officer and principal accounting officer)